Form 10-Q
period 2025-09-30
Apollo IG Core Replacement, L.P.
filed 2025-11-12
CIK 2074450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56768

Apollo IG Core Replacement, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-2921848
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 41st Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “plan,” “seek,” “anticipate,” “will,” “should,” “could,” “may,” “believe,” “target,” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are subject to various risks, assumptions and uncertainties, including risks related to our limited operating history, general economic, market and business conditions, possible disruption in our operations, changes in laws or regulations, regional, national or global economic and political developments (including geopolitical tensions and hostilities), liquidity and valuation of our investments, shifts in investor sentiment, technological developments, competition for and allocation of investment opportunities, use of leverage, our dependence on Apollo (as defined below) and third-party service providers, actual and potential conflicts of interest with the Investment Manager (as defined below) or any of its affiliates, the adequacy of our cash resources, financing sources and working capital, among others described under the section entitled “Risk Factors” in our Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2025 (the “Registration Statement”) and this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)

Apollo IG Core Replacement, L.P.

Statement of Assets, Liabilities, and Partners' Capital (Unaudited)

September 30, 2025
Assets
Cash and cash equivalents	$100,000
Total assets	$100,000
Liabilities and Partners’ Capital
Liabilities
Total liabilities	$-
Commitments and contingencies (Note 2)
Partners’ Capital
General partner	-
Limited partner	100,000
Total partners’ capital	$100,000
Total liabilities and partners’capital	$100,000

The accompanying notes are an integral part of the financial statement.

Apollo IG Core Replacement, L.P.

Notes to Financial Statement (Unaudited)

1. ORGANIZATION

Apollo IG Core Replacement, L.P. (the “Partnership”) is a Delaware limited partnership formed on June 13, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Partnership is structured as a perpetual-life strategy, with monthly, fully-funded subscriptions and periodic withdrawals.

The Partnership intends to conduct a continuous private offering of its limited partnership interests (“Interests”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D and Regulation S under the Securities Act) and (b) qualified purchasers (as defined in the Investment Company Act and rules thereunder).

The Partnership’s investment objective is to generate attractive risk-adjusted returns through a differentiated approach to traditional fixed income by providing access to Apollo’s asset origination ecosystem and investing across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit.

Apollo IG Core Replacement Advisors, L.P. (the “General Partner”), a Cayman Islands exempted limited partnership, is the general partner of the Partnership. The Partnership entered into an agreement with Apollo IG Replacement Management, L.P. (the “Investment Manager”) on August 1, 2025 to provide administrative and management services to the Partnership. The Investment Manager, a Delaware limited partnership, is an affiliate of the General Partner and of Apollo Asset Management, Inc. and its subsidiaries (“Apollo”). Apollo Principal Holdings C, L.P. a Delaware limited partnership and subsidiary of Apollo (the “Initial Partner”) is the sole limited partner of the Partnership as of September 30, 2025 and together with the General Partner, are referred to as the “Partners.”

Capitalized terms used, but not defined herein, shall have the meaning assigned to them in the partnership agreement of the Partnership (the “Partnership Agreement”), as amended.

As of September 30, 2025, the Partnership has not had any operations other than a contribution of $100,000 in exchange for Interests of the Monthly Liquidity Interests from the Initial Partner. The Statement of Operations, Statement of Changes in Partners’ Capital, Statement of Cash Flows and Financial Highlights are not disclosed within the financial statement as the Partnership has not commenced operations as of the date of the financial statement, as such these statements are not deemed meaningful.

As of September 30, 2025, the Partnership had neither purchased nor contracted to purchase any investments.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Partnership in the preparation of the financial statement.

(a)
Basis of Presentation — The financial statement was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States Dollars (“U.S. Dollars”), which is the Partnership’s functional currency. The Partnership follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services-Investment Companies (“ASC No. 946”).
(b)
Use of Estimates — The preparation of financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of increases and decreases in partners’ capital from operations during the reporting period. Actual results could differ from those estimates.
(c)
Cash and Cash Equivalents — The Partnership considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2025, cash and cash equivalents were comprised solely of cash.
(d)
Taxes — The Partnership intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes, and as such, will not be subject to income taxes; each investor is individually liable for income taxes, if any, on its distributive share of the Partnership’s net taxable income. The Partnership intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

(e)
Commitments and Contingencies — The Investment Manager elected to advance all of the Partnership’s expenses through the date on which the Partnership accepts third party investors and commences investment activities. The Partnership will be obligated to reimburse the Investment Manager for such advanced expenses upon commencement of operations subject to the Operating Expense Cap (as defined below). As of September 30, 2025, the Investment Manager has incurred an estimated $0.6 million of organization expenses, $0.5 million of offering expenses and $60,000 of other expenses on behalf of the Partnership which are subject to reimbursement as outlined in Note 5.
(f)
Indemnification — In the normal course of business, the General Partner, on behalf of the Partnership, enters into certain contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. SEGMENTS

An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by an individual determined by management to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Partnership intends to operate as one operating segment and one reporting unit: investment management. The individual, as determined by management upon commencement of operations, will be responsible for determining the Partnership’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Partnership. Key metrics will include net increase (decrease) in Partners’ Capital resulting from operations, which includes net investment income, that will be reported on the Statement of Operations. The Partnership determined that there are no separate segment disclosures, as any applicable segment expenses will be disclosed on the Statement of Operations upon commencement of operations.

4. PARTNERS’ CAPITAL

The Partnership may accept additional capital on a monthly basis. Limited Partners may, subject to certain restrictions, on a monthly basis within the Monthly Liquidity Interests and on an annual basis within the Annual Liquidity Interests, seek to voluntarily withdraw all or part of their interest as of the last business day of each calendar month, upon not less than 30 days’ prior written notice in the Monthly Liquidity Interests and not less than 60 days’ prior written notice in the Annual Liquidity Interests.

From the Partnership’s inception, the Initial Partner has contributed a total of $100,000 to the Partnership.

5. RELATED PARTY CONSIDERATIONS

Investment Management Agreement

The Partnership entered into an investment management agreement with the Investment Manager, dated August 1, 2025. Pursuant to the terms of the Investment Management Agreement, the General Partner delegated investment advisory functions with respect to the Partnership to the Investment Manager, which manages all affairs and activities of the Partnership in accordance with the terms of the Partnership Agreements. The General Partner may delegate additional functions to the Investment Manager as it may determine from time to time.

In consideration for its management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) in accordance with the terms of the Partnership Agreement, to be paid in advance on a monthly basis at a monthly rate as set forth below. The Management Fee will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. The Management Fee terms and rates are defined below:

Adjusted Contributions	Annual Liquidity Interests	Monthly Liquidity Interests
Less than $50 million	0.50% per annum	0.60% per annum
Equal or greater than $50 million but less than $250 million	0.45% per annum	0.55% per annum
Equal or greater than $250 million but less than $500 million	0.40% per annum	0.50% per annum
Equal to or greater than $500 million	0.35% per annum	0.45% per annum

If the relevant Limited Partner is a Seed Limited Partner with respect to its Monthly Liquidity Interests the Management Fee shall be 0.30% per annum of the Net Asset Value of such portion of the Capital Account made prior to or during the Seed Period.

Partnership Expense Advance and Conditional Reimbursement of the Investment Manager

The Investment Manager may elect to pay certain of the Operating Expenses on the Partnership’s behalf (each, an “Expense Advance”).

The Specified Expenses (as defined below) paid by the Partnership will be capped at 0.25% of the Partnership’s Net Asset Value per year (the “Operating Expense Cap”). Following any calendar month in which the Specified Expenses are below the Operating Expense Cap on an annualized basis, the Partnership shall reimburse the Investment Manager, fully or partially, for the Expense Advances, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.25% of the Partnership’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Advances made by the Investment Manager to the Partnership within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Partnership in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

“Specified Expenses” is defined to include all Operating Expenses incurred in the business of the Partnership with the exception of: (i) Investments and transactions of the Partnership (whether or not consummated) including any commissions, transaction fees and other investment costs; (ii) litigation, proceedings, investigations or inquiries, prosecution, defense, judgments or settlements thereof and other extraordinary expenses (being expenses that are classified as extraordinary expenses under U.S. GAAP); (iii) indemnification obligations of the Partnership and advancements of costs and expenses related to such indemnification obligations; and (iv) Management Fees.

6. SUBSEQUENT EVENTS

Management has evaluated all subsequent events or transactions for potential recognition or disclosure through November 12, 2025, the date on which the financial statement was issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the accompanying financial statement, except as noted below:

On October 1, 2025, the Partnership issued unregistered Interests for aggregate consideration of approximately $200 million in cash and $31.4 million in assets and commenced operations and activities.

On October 1, 2025, Apollo IG Core Replacement (B), SPC, a Cayman Islands exempt company registered as a segregated portfolio company contributed $10.5 million of assets in exchange for Interests and was admitted as a limited partner.

On November 1, 2025, the Partnership issued unregistered Interests for aggregate consideration of approximately $565 million in cash.

For the period October 1, 2025 to November 12, 2025, the Partnership had contributions totaling approximately $806.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statement and notes thereto appearing elsewhere in this Quarterly Report and our Registration Statement. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Registration Statement.

Overview

Apollo IG Core Replacement, L.P., a Delaware limited partnership (the “Partnership”), was formed on June 13, 2025 as a Delaware limited partnership. We are a private fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Partnership forms a part of a private investment program comprised of the Partnership and other affiliated entities (the “Fund”) designed to capitalize on what Apollo believes to be an evolving opportunity in fixed income markets to provide a differentiated investment grade solution spanning the breadth of Apollo’s Credit platform. Our investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. For purposes of this section, “Apollo” refers collectively to Apollo Asset Management, Inc. and its subsidiaries and affiliated entities.

As of September 30, 2025, we had not yet commenced commercial operations and activities and, as a result, did not hold any investments or generate any revenue for third-party holders (“Holders”) of our limited partner interests (our “Interests”).

We expect to conduct a continuous private offering (the “Private Offering”) of our Interests in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and the rules thereunder).

Recent Developments

On October 1, 2025, we issued unregistered Interests for aggregate consideration of approximately $200 million in cash and $31.4 million in assets and commenced commercial operations and activities, including using the proceeds of such issuance to acquire investments.

On November 1, 2025, we issued unregistered Interests for aggregate consideration of approximately $565 million in cash.

Results of Operations

As of September 30, 2025, we were in our organizational period and had not commenced our principal operations. We intend to invest across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates and (4) High Conviction Investment Grade Credit. From July 11, 2025 (date of our initial capitalization) through September 30, 2025, we had not commenced our principal operations and were focused on our formation and our Registration Statement. The Registration Statement automatically became effective on September 30, 2025.

For the period from June 13, 2025 (date of formation) through September 30, 2025, the investment manager for the Partnership (the “Investment Manager”) has incurred an estimated $0.6 million of organization expenses, $0.5 million of offering expenses and $60,000 of other expenses on behalf of the Partnership which are subject to reimbursement by the Partnership upon commencement of operations as outlined in Note 5.

Revenues

We plan to generate revenues primarily from the management of our assets invested the four key pillars described above. The revenues from these assets may consist of interest income, net realized gains or losses and net change in unrealized appreciation or depreciation of those assets.

Expenses

The table below summarizes the potential fees and expenses that may affect distributions to Holders based on a Holder’s liquidity rights and timing of the initial investment in the Fund. Such fees and expenses are each described in more detail below and in Note 5 to our financial statement provided in this Quarterly Report.

Fees and Expenses		Annual Liquidity Interest	Monthly Liquidity Interest
Management Fee⁽¹⁾
Adjusted Contributions ($ in millions)	< $50	0.50% per annum	0.60% per annum
	> $50 and < $250	0.45% per annum	0.55% per annum
	> $250 and < $500	0.40% per annum	0.50% per annum
	< $500	0.35% per annum	0.45% per annum
Organizational Expenses⁽²⁾

Includes fees, costs, expenses and other liabilities incurred in connection with the offering and sale of Interests to prospective Limited Partners (as defined below). As of September 30, 2025, the accrued amount was $1.1 million.

Operating Expenses⁽³⁾		Capped at 0.25% per annum	Capped at 0.25% per annum

(1)
The Management Fees (as defined below) are paid in advance on a monthly basis at a monthly rate based on the adjusted contributions of the Holder.
(2)
Because expenses are generally allocated on a pro rata basis, the impact of Organizational Expenses (as defined below) on distributions to a Holder will depend on the Fund’s NAV (as defined below).
(3)
The cap on Operating Expenses (as defined below) excludes (i) investments and transactions of the Fund (whether or not consummated) including any commissions, transaction fees and other investment costs; (ii) litigation, proceedings, investigations or inquiries, prosecution, defense, judgments or settlements thereof and other extraordinary expenses (being expenses that are classified as extraordinary expenses under generally accepted accounting principles); (iii) indemnification obligations of the Fund and advancements of costs and expenses related to such indemnification obligations; and (iv) Management Fees.

Management Fee

In consideration for its management services, the Investment Manager will be entitled to receive management fees (the “Management Fees”) in accordance with the terms of the amended and restated partnership agreement of the Partnership (the “Partnership Agreement”), to be paid in advance on a monthly basis based on the adjusted contributions of each Holder. The Management Fees will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. Except with respect to certain Limited Partners specified in the Partnership Agreement, the Management Fees will generally be equal to:

(i) with respect to each Capital Account (as defined in the Partnership Agreement) established prior to August 1, 2025, one-twelfth (1/12) of 0.40% of the net asset value (“NAV”) of such Limited Partner’s Capital Account; and

(ii) with respect to any other Capital Account, one twelfth (1/12) of 0.50% of the NAV of the portion of the relevant Limited Partner’s Capital Account that is attributable to any Interests issued under a separate sub-series of Interests designated by the the general partner of the Partnership (the “General Partner”) as the annual liquidity sub-series (“Annual Liquidity Interests”), and/or one twelfth (1/12) of 0.60% of the NAV of the portion of the relevant Limited Partner’s Capital Account that is attributable to any Interests issued under a separate sub-series of Interests designated by the General Partner as the monthly liquidity series (“Monthly Liquidity Interests”), as applicable;

provided, that Capital Accounts that meet certain thresholds in aggregate capital contributions will be subject to discounted Management Fee rates, as further described above and in the Partnership Agreement.

The Investment Manager may, in its discretion, reduce or waive any Management Fees at any time.

The General Partner may, in its sole discretion, elect to reduce, waive or calculate differently the Management Fee with respect to any limited partner of the Partnership (each, a “Limited Partner” and collectively, the “Limited Partners”), including Limited

Partners that have strategic relationships with Apollo or are affiliates or employees of the General Partner or the Investment Manager, members of the immediate families of such persons and trusts or other entities organized primarily for their benefit or for charitable purposes, and including, in particular, during any wind down of the Fund’s business.

Organizational Expenses

The Partnership will pay all of its own, the Investment Manager’s, the General Partner’s, and certain other Fund entities’ fees, costs, and expenses and other liabilities incurred in connection with the offering and sale of Interests to prospective Limited Partners, including all out-of-pocket legal, accounting, filing, capital raising, printing, electronic database and other similar fees, costs and expenses, including travel, accommodation, meal and related expenses and other similar fees, costs and expenses (collectively, “Organizational Expenses”) that are attributable to the Partnership and all of its pro rata share of any Organizational Expenses that are not attributable to any specific series (each, a “Series”) of any limited partnership that comprise the Fund (each, a “Limited Partnership”). Service providers are compensated for their services pursuant to the terms of their relevant engagements.

For accounting purposes, certain of the Organizational Expenses relating to offering costs will be amortized over a 60-month period from the commencement of operations. If a Limited Partner withdraws all or a portion of its Capital Account prior to the end of the 60-month period during which the Fund is amortizing expenses, the General Partner may, but is not required to, accelerate a proportionate share of the unamortized expenses based upon the amount being withdrawn and reduce withdrawal proceeds by the amount of such accelerated expenses.

Placement Fees

The Fund may specially allocate any placement fees and expenses incurred in connection with the offering of Interests to the Capital Accounts or capital subaccounts of the Limited Partners on any basis that it considers equitable; provided, however, that any placement fees paid by the Fund will offset the Management Fees otherwise payable to the Investment Manager on a dollar-for-dollar basis; and provided, further, that, amounts paid to locally licensed intermediaries, distributors or similar service providers that the General Partner determines are necessary for compliance with laws and regulations governing the offer and sale of Fund interests in any jurisdiction. For the avoidance of doubt, if any Limited Partner is required to bear a separate fee by any placement agent, such separate fee will not reduce the Management Fee.

Other Fees

Except as provided below, the General Partner and the Investment Manager will pay or otherwise bear all of their own operating, overhead and administrative expenses, including all costs and expenses on account of compensation and benefits due to their employees and rent (collectively, the “Overhead”), without reimbursement by the Fund.

To the extent practicable, Operating Expenses attributable solely to one Limited Partnership or Series, as applicable, will be borne by the Partners in such Limited Partnership or Series, and may vary among Limited Partnerships and Series, and will be subject to the caps as described in the table above. On an ongoing basis, except for Overhead and Organizational Expenses, each Limited Partnership or Series, as applicable, (and not the General Partner, the Investment Manager or any of their respective affiliates) will pay or otherwise bear its share (as equitably allocated by the General Partner in its sole discretion) of all fees, costs, expenses and other liabilities or obligations resulting from, related to, associated with, arising from or incurred in connection with such Series and any Parallel Fund’s (as defined in the Partnership Agreement) operations (the “Operating Expenses”).

Notwithstanding anything to the contrary in the partnership agreement, or equivalent agreement, entered into by the applicable Limited Partnership, the General Partner, the Investment Manager and their respective affiliates will be entitled to reimbursement from the Fund for any Operating Expenses or Organizational Expenses paid and/or incurred by them on behalf of the Fund, including fees, costs and expenses and allocated portions of the General Partner’s, the Investment Manager’s or any of their respective affiliates’ Overhead incurred in connection with services performed by personnel or employees of the General Partner, the Investment Manager and/or their respective affiliates that are services the fees, costs and expenses that constitute Operating Expenses or Organizational Expenses. In addition, the categories of fees, costs, expenses and other liabilities identified above will be Operating Expenses and Organizational Expenses, respectively, regardless of whether the person providing or performing the service or output giving rise to such fees, costs, expenses or other liabilities is the General Partner, the Investment Manager or any of their respective affiliates or a third party.

Hedging

The Fund and/or its operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Fund and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Fund and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging transactions. See “Item 1A. Risk Factors—Certain Risks Relating to the Fund’s Investments—Hedging Transactions” of the Registration Statement for more information about the Fund’s potential hedging transactions.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2025, we had not yet commenced commercial activities. On July 11, 2025, Apollo Principal Holdings C, L.P., an affiliate of Apollo, purchased an Interest in the Partnership in exchange for $100,000 in cash.

We intend to generate cash primarily from the net proceeds of offering of our Interests and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments, operating expenses and distributions to our Holders.

Critical Accounting Policies

The preparation of our financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2 to our financial statement included in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. We expect our market risk will arise primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the Investment Company Act, in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this Quarterly Report, we did not engage in interest rate hedging activities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (as defined below)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Partnership may be a party to certain legal proceedings in the ordinary course of business. The Partnership may also be subject to regulatory proceedings. As of September 30, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Partnership’s business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in our Registration Statement. There have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 1, 2025, the Partnership issued unregistered Interests for aggregate consideration of approximately $200 million in cash and $31.4 million in assets and commenced operations and activities. The offer and sale of the Interests were made as part of the Partnership's continuous private offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), including Regulation D and/or Regulation S thereunder.

On October 1, 2025, Apollo IG Core Replacement (B), SPC, a Cayman Islands exempt company registered as a segregated portfolio company, contributed $10.5 million of assets in exchange for Interests and was admitted as a Limited Partner. The issuance of the Interests was exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2).

On November 1, 2025, the Partnership issued unregistered Interests for aggregate consideration of approximately $565 million in cash. The offer and sale of the Interests were made as part of the Partnership's continuous private offering and were exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), including Regulation D and/or Regulation S thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the Partnership's Form 10 filed on August 1, 2025).
3.2*	Amended and Restated Agreement of Limited Partnership, dated as of August 1, 2025, among Apollo IG Core Replacement Advisors, L.P. and the other parties thereto.
10.1

Investment Management Agreement, dated as of August 1, 2025, among Apollo IG Core Replacement, L.P., Apollo IG Core Replacement Aggregator A, SPC, Apollo IG Core Replacement Aggregator B, L.P. and Apollo IG Replacement Management, L.P. (incorporated by reference to Exhibit 10.1 to Partnership's Amendment No 1. to Form 10 filed on September 11, 2025).

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO IG CORE REPLACEMENT, L.P.

Date: November 12, 2025	By:	Apollo IG Core Replacement Advisors, L.P., its general partner

By:	Apollo IG Core Replacement Advisors GP, LLC, its general partner

By:	/s/ Michael Martinez
Name: Michael Martinez
Title: Chief Financial Officer