Form 10-K
period 2025-12-31
Apollo IG Core Replacement, L.P.
filed 2026-03-31
CIK 2074450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56768

Apollo IG Core Replacement, L.P.

(Exact name of Registrant as specified in its Charter)

Delaware	39-2921848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 41st Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: There is currently no established public market for the registrant’s limited partnership interests.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “plan,” “seek,” “anticipate,” “will,” “should,” “could,” “may,” “believe,” “target,” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are subject to various risks, assumptions and uncertainties, including risks related to our limited operating history, general economic, market and business conditions, possible disruption in our operations, changes in laws or regulations, regional, national or global economic and political developments (including geopolitical tensions and hostilities), liquidity and valuation of our investments, shifts in investor sentiment, technological developments, competition for and allocation of investment opportunities, use of leverage, our dependence on Apollo (as defined below) and third-party service providers, actual and potential conflicts of interest with the Investment Manager (as defined below) or any of its affiliates, the adequacy of our cash resources, financing sources and working capital, among others described under the section entitled “Risk Factors” in this Annual Report, as such factors may be updated from time to time in our periodic filings with the SEC. The forward-looking statements speak only as of the date of this Annual Report, and we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I

Item 1. Business.

General Overview

Apollo IG Core Replacement, L.P. (“Apollo IG Core,” “we,” “us,” “our” and the “Partnership”) forms part of a private investment program comprised of the Partnership and other affiliated entities (the “Fund”) designed to capitalize on what Apollo (as defined below) believes to be an evolving opportunity in fixed income markets to provide a differentiated investment grade solution spanning the breadth of Apollo’s Credit platform. Apollo IG Core is designed to offer eligible investors access to Apollo’s Credit platform by indirectly investing all or substantially all of its assets, through one or more intermediate entities (“Intermediate Entities”), into Apollo IG Core Replacement Aggregator A, SPC (“Aggregator A”) and Apollo IG Core Replacement Aggregator B, L.P. (“Aggregator B” and, together with Aggregator A, the “Aggregators”).

The Fund’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. The Fund invests across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates and (4) High Conviction Investment Grade Credit.

We are conducting a continuous private offering (the “Private Offering”) of our limited partner interests (“Interests”) in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and the rules thereunder).

Apollo IG Core Replacement, L.P.

Apollo IG Core was formed on June 13, 2025 as a Delaware limited partnership. We are a private fund exempt from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), pursuant to Section 3(c)(7) of the Investment Company Act.

We held our first closing on October 1, 2025 and expect to continue to hold monthly closings as part of our Private Offering. See “—Investment Process” below for information regarding the Fund’s process for identifying, evaluating and monitoring investments and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses” for information regarding the Fund’s fees and expenses.

Overview of Apollo and Apollo’s Credit Platform

Apollo Asset Management, Inc. and its subsidiaries and affiliated entities (“Apollo”) is a high-growth, global alternative asset manager. In its asset management business, Apollo seeks to provide its clients excess return at every point along the risk-reward spectrum from investment grade credit to private equity. For more than three decades, Apollo’s investing expertise across its integrated platform has served the financial return needs of its clients and provided businesses with innovative capital solutions for growth. As of December 31, 2025, Apollo had approximately $938 billion of assets under management.

We believe Apollo’s Credit business is a financing partner of choice, helping companies access flexible capital solutions to fund their growth and achieve their corporate objectives. Apollo has expertise and origination capabilities across corporate fixed income, direct lending, asset-backed finance, commercial real estate debt and more. Affiliated platforms and corporate solutions capabilities enable Apollo to originate high-quality and safe-yielding assets for its investors. Apollo’s Credit business is backed by a leading, global team of professionals with extensive experience in both private and public credit strategies. We believe the capital solutions Apollo can provide across the full credit spectrum helps make it a trusted financing partner to companies and asset managers and is a significant driver of repeat lending and investment activity.

Investment Strategies

Apollo has developed what it believes to be a differentiated approach to credit investing, which allows it to adapt to ever-changing market environments. Post global financial crisis (“GFC”) regulations have fundamentally changed the role of banks, prompting private investors to fill the void by lending directly to borrowers. We believe that the Fund’s investment strategy and Apollo’s ability to dynamically allocate capital across the corporate and asset-backed universe will allow Apollo to source attractive risk-adjusted investment opportunities throughout all market cycles. Apollo expects the Fund to optimize portfolio construction by leveraging our differentiated sourcing capabilities, asset-level analysis and relative value investing lens across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates and (4) High Conviction Investment Grade Credit. See “—Investment Process” below for information regarding the Fund’s process for rating its investments.

Investment Grade Asset-Backed Finance: The Fund’s Investment Grade Asset-Backed Finance allocation pursues consistent portfolio returns for investors across all economic cycles by investing in global asset-backed finance opportunities of various asset types, vintages and maturities. The Fund’s strategy seeks investments in what Apollo believes are high-quality asset-backed products, focusing on large, diversified pools of hard assets and/or contracted cashflows with all investment grade equivalent risk. Consistent with Apollo’s contrarian, value-oriented approach to investing, whereby we are willing to pursue complex transactions and structures to capture value for our investors, the asset-backed finance allocation is expected to optimize portfolio construction using asset-level analysis and leveraging Apollo’s structuring expertise. The allocation is designed to seek the highest risk/reward opportunities across the asset-backed investment opportunity set pursuant to our relative value framework.

Investment Grade Warehouse: Apollo anticipates that the Fund will source a portion of its investments from the ATLAS SP Partners, L.P. (“Atlas”) platform. Atlas, formerly known as Credit Suisse Securitized Products Group, is a high-growth franchise originating warehouse assets in diverse end markets ranging from residential and commercial real estate to consumer and commercial sectors. Apollo has long viewed asset-backed warehouse facilities (“warehouses”) as offering some of the greatest excess return per unit of risk in the credit space. Warehouses are primarily revolving aggregation facilities for originators of financial assets. Warehouses are typically structured to rating agency investment grade criteria, with extensive triggers and covenants tested every time the borrower draws funds, which can be multiple times per week. Subject to market conditions, warehouses will typically result in substantial excess spread relative to similar rated risk when compared to the broader asset backed term securitization market or corporate credit risk.

We believe the Fund is poised to benefit from the relationship with Atlas for several reasons. One of these key competitive advantages of this relationship is that the Fund will have access to the billions of dollars of asset-backed securitizations resulting from the warehouse origination flow that Atlas is anticipated to generate each year. The team managing the Investment Grade Warehouse allocation also has access to an abundance of consumer-level data stemming from the active borrower relationships that Atlas has in place. We believe this information not only gives the team an advantage when pricing and evaluating opportunities that are suited for the Fund, but it also informs the team’s allocation strategy to seek to position the pillar to capitalize on compelling risk-adjusted return opportunities in the broader asset-backed market.

Private Investment Grade Corporates: The Private Investment Grade Corporates pillar leverages expertise across credit, private equity and real assets to offer a differentiated investment grade corporate solution. Apollo has built a dedicated effort for capital and funding solutions to originate innovative high-quality credit assets to support the continued demand from our internal balance sheets and third-party capital. We define these opportunities as transactions where Apollo has structured or has significant influence in driving the terms of the transaction, earning a material spread premium to comparable public issuance. We believe that our private investment grade corporate opportunity set constitutes a niche in the broader fixed income market with no competitors offering a truly comparable strategy. Further to this point, many other managers focus on private placements or limited private credit. Apollo’s origination solutions fill an important gap in the capital markets by providing flexible, long-term capital to Investment Grade issuers while banks are retracting. These transactions are predominantly executed on a bi-lateral basis where Apollo and its affiliates finance the majority or all of the transaction quickly and in scale.

High Conviction Investment Grade Credit: The Fund’s strategy also employs a stringent credit diligence process to public CUSIPs with focused deployment in our high conviction ideas sourced across Apollo’s Investment Grade Credit platform. This platform is led by Jim Zelter, President of Apollo Global Management, Inc., and John Zito, Co-President of Apollo Asset Management, Inc., alongside the Portfolio Management Team (as defined below), who have experience in overseeing operations, investing activity and key strategic initiatives for other Apollo investment vehicles.

Apollo believes that its extensive credit diligence process is a significant competitive advantage for its clients. Apollo’s integrated platform of industry knowledge, built over a successful 30+-year investment history, provides a substantial information advantage to the investment team in its credit analysis. The investment team may readily utilize Apollo’s private equity professionals, managers and board members of portfolio companies, and various other industry experts during the diligence process. Apollo believes this approach provides the investment team with a deep perspective into the business trends, competitive dynamics and key risks of any investment reviewed for the funds it manages. The Fund’s strategy seeks to identify investments in companies with strong market share, sufficient pricing power, commitment to de-leveraging, strong management teams, and sufficient equity support from sponsors and management.

Platform scale also enables Apollo to be opportunistic through turbulent markets. During an economic downturn, smaller lenders will need to dedicate vast resources to their struggling businesses. Often, the best vintages for credit investors are during periods of turmoil where capital is scarce, and lenders can extract attractive terms and price. Managers who have the resources to monitor and tend to their existing portfolios while also deploying into new deals have the potential to do well while moving through an unstable market.

By leveraging our robust networks and proprietary relationships, cycle-tested investing experience and range of expertise across credit, we believe we are well-positioned to be a first mover in fixed income replacement. Apollo has an origination ecosystem including 16 origination platforms that provide a robust asset-backed finance investment ecosystem. These companies represent leading businesses, teams and technologies that primarily focus on the proprietary origination of financial assets across industry sectors including, but not limited to, consumer and residential finance, commercial and trade finance, equipment and transportation, commercial real estate and structured debt. These platforms collectively drive deal “flow,” providing Apollo with strategic access to investment opportunities across a range of underlying asset classes.

Investment Highlights

The Fund offers investors a differentiated approach to traditional fixed income by providing access to Apollo’s asset origination ecosystem across investment grade corporate and asset-backed finance. In particular, we believe that the following characteristics distinguish Apollo from its peers and position the Fund to efficiently capture attractive risk-adjusted opportunities that are often difficult for traditional fixed income investors to access:

Integrated Platform: Apollo operates its business in an integrated manner, with investment professionals sourcing, analyzing, and monitoring investments in their areas of expertise for a variety of vehicles across the platform. Apollo’s integration of its global businesses is intentionally designed to allow each business to contribute to and draw from the Firm’s information and experience, thereby providing investment opportunities and intellectual capital to the other businesses. In particular, Apollo’s active participation and long-standing relationships in the private equity industry generate valuable insight for our Credit business in terms of transaction sourcing, investing around business fundamentals and valuation levels. The scale and breadth of the Apollo platform makes the Firm one of the largest customers of Wall Street, which Apollo believes expands its investment sourcing opportunities. Apollo believes the size and scope of the platform provides a valuable advantage, allowing it to gain access to bespoke deals in both the primary and secondary market or are directly originated through Apollo’s integrated platform, leveraging credit, sector, structuring and M&A expertise across Apollo’s platform.

Origination: Apollo believes that its specialized knowledge across sectors and industries provides Apollo with investment opportunities in specific market segments, asset classes and borrowers that may not be readily accessible to our competitors. We believe that Apollo’s deep industry knowledge and integrated platform enable Apollo to respond in a timely manner to often complex opportunities arising from a lack of traditional financing sources and that privately originated investments, non-traded securities and investments in non-traditional asset classes often times present more attractive risk/reward opportunities through market cycles.

Origination Platforms: Apollo has an origination ecosystem including 16 origination platforms, operating businesses, whose core business model is to originate credit assets not found in public markets. Through these companies, we believe that we can access consistent excess yields at scale across industries including, but not limited to, warehouse lending, residential finance, commercial and trade finance, equipment and transportation, commercial real estate and structured debt. Over the course of the past decade, we have developed this ecosystem which we believe to be truly differentiated in the market.

Deep Industry Knowledge and Team: Through our global platform, the Firm has broad coverage across almost all global sectors and an experienced team comprised of over 900 investment professionals. In Apollo’s Credit business, corporate credit analysts are generally organized by industry in a similar construct as their private equity counterparts, specialized by sector, and often work together on company and industry research. The structured credit analysts, where applicable, leverage the industry work of the corporate credit team where Apollo believes that loan-by-loan analysis provides a distinct research advantage. Apollo believes its industry-specific experience provides the Firm with advantages in sourcing and evaluating new opportunities. Apollo’s industry knowledge includes coverage of approximately 4,000 corporate issuers, with information synergies across Apollo’s Equity and Credit businesses.

Flexible, Contrarian Investment Approach Focused on Best Risk/Reward: Apollo believes it has achieved a successful investment record, in great part, by quickly adapting to changing market environments through its flexible investment approach of pursuing varied investment strategies in different market environments. By creating multiple avenues through which to pursue investments and by not limiting itself to any particular mandate or asset allocation, Apollo believes that it can focus solely on where it believes the best risk/reward lies at any given point in time. Because of Apollo’s diverse investment platform, Apollo believes it is often able to find investment opportunities that other firms cannot identify, access or pursue. Apollo pays close attention to the cycles that its core industries experience and seeks to enter and exit investments when it believes the risk/reward profile is in its managed funds’ favor.

Ability to Embrace Complex Transactions to Capture Value: Apollo believes that its willingness to undertake complex transactions has enabled it to minimize competition and find attractively priced opportunities. This complexity may take the form of business, regulatory or legal complexity. While these transactions often consume significant time and resources, Apollo believes its experience has demonstrated that situational and structural complexity often hide compelling value that competitors may lack the time, inclination or ability to uncover. Apollo believes that its scale and flexible capital enable it to respond in a timely manner to complex opportunities often arising from a lack of traditional financing sources. These investments in specialized asset classes that are directly originated often times present high-quality opportunities with more attractive risk/reward than more traditional credit opportunities. By leveraging its aptitude for complexity and experience structuring bespoke capital solutions, the Firm has constructed investment portfolios with what it believes is more favorable pricing and more rigorous structural protections relative to the broader market, demonstrating its ability to produce strong returns for its managed funds without taking on excess risk.

Focus on Downside Protection: Apollo believes that it takes a conservative investment approach, focusing on industries in which it has considerable knowledge and emphasizing downside protection and the preservation of capital as a priority. Across asset classes, security selection, ongoing surveillance and active management underpin Apollo’s approach to credit investing. Consistent with Apollo’s distinctly thorough and disciplined approach, the Fund intends to employ a multi-faceted, fundamentals-focused underwriting process for every credit, which includes a bottom-up style due diligence, extensive asset-level and market environment analysis and an active, hands-on approach to managing investments throughout the ownership period.

The General Partner and the Investment Manager

Apollo IG Core has entered into an amended and restated investment management agreement (the “Investment Management Agreement”) with Apollo IG Replacement Management, L.P. (the “Investment Manager”), and an

amended and restated limited partnership agreement, as may be amended and restated from time to time (the “Partnership Agreement”), with Apollo IG Core Replacement Advisors, L.P. (the “General Partner”).

The General Partner, which is controlled by Apollo, is a Cayman Islands exempted limited partnership and is responsible for the overall management, operation and control of the Fund.

The Investment Manager is a Delaware limited partnership with its business address at 9 West 57th Street, 41st Floor, New York, NY 10019, USA. The Investment Manager is controlled by Apollo and is deemed to be registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). For this purpose, it is included as a “relying adviser” in the Form ADV filed by Apollo Capital Management, L.P. (“ACM”), an affiliate of the Investment Manager, as “filing adviser” in accordance with SEC staff guidance. The Investment Manager has investment discretion over the Fund’s assets and is responsible for the day-to-day management of the Fund’s investment activities pursuant to the Investment Management Agreement.

Each of the General Partner and the Investment Manager is an affiliate of Apollo and, as such, our General Partner and Investment Manager have access to the broader resources of Apollo, subject to Apollo’s policies and procedures regarding the management of conflicts of interest.

Apollo IG Core Structure

Apollo IG Core Replacement Advisors, L.P. (the "General Partner")
Limited Partners
Apollo IG Replacement Management, L.P. (the "Investment Manager")
General Partner
Apollo IG Core Replacement L.P. ("Apollo IG Core")
Investment Management Agreement
Apollo IG Core Replacement Aggregator A, SPC ("Aggregator A")
Apollo IG Core Replacement Aggregator B, L.P. ("Aggregator B")
Investments
Investments

Investment Management Agreement

Pursuant to the terms of the Investment Management Agreement, the General Partner has delegated investment advisory functions with respect to the Fund to the Investment Manager, which manages all affairs and activities of the Fund in accordance with the terms of the partnership agreements (the “Partnership Agreements”) for the entities comprising the Fund. The General Partner may delegate additional functions to the Investment Manager as it may determine from time to time.

The Investment Manager’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. For the avoidance of doubt, the management, policies and operations of the Fund shall be the ultimate responsibility of the General Partner acting pursuant to and in accordance with the Partnership Agreement. See “—Partnership Agreement” below for further information.

Compensation of the Investment Manager

In consideration for its management services, the Investment Manager is entitled to receive management fees (the “Management Fees”) in accordance with the terms of the Partnership Agreement, to be paid in advance on a monthly basis at a monthly rate as set forth below. The Management Fees will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. Except with respect to certain Limited Partners (as defined below) specified in the Partnership Agreement, the Management Fees will generally be equal to:

(i)
with respect to each Capital Account (as defined in the Partnership Agreement) established prior to August 1, 2025 (the “Transition Date”), one-twelfth (1/12) of 0.40% of the NAV of such Limited Partner’s Capital Account; and
(ii)
with respect to any other Capital Account, one twelfth (1/12) of 0.50% of the NAV of the portion of the relevant Limited Partner’s Capital Account that is attributable to any Interests issued under a separate sub-series of Interests designated by the General Partner as the annual liquidity sub-series (“Annual Liquidity Interests”), and/or one twelfth (1/12) of 0.60% of the NAV of the portion of the relevant Limited Partner’s Capital Account that is attributable to any Interests issued under a separate sub-series of Interests designated by the General Partner as the monthly liquidity series (“Monthly Liquidity Interests”), as applicable; provided, that Capital Accounts that meet certain thresholds in aggregate capital contributions will be subject to discounted Management Fee rates, as further described in the Partnership Agreement.

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

Partnership Agreement

The description below of the Partnership Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Partnership Agreement attached as an exhibit to this Annual Report.

Apollo IG Core Replacement Advisors, L.P., a Cayman Islands exempted limited partnership, is our General Partner. Overall responsibility for oversight of Apollo IG Core rests with the General Partner. Without limitation, and subject to the terms of the Partnership Agreement, the General Partner is responsible for and authorized with the following, without any approval of any Holder or other person:

•
the management and operation of the Partnership;
•
any and all of the objects and purposes of the Partnership;
•
performing all acts and entering into and performing all contracts, other documents and tasks as it may deem necessary or advisable for the Partnership;

•
making investments and owning, managing, supervising and disposing of investments; and
•
retaining the Investment Manager, the administrator for the Fund and any other agents and providing compensation for services rendered.

Investment Process

Overview

The Fund takes a multi-asset investment approach and deploys capital across the spectrum of credit to maximize relative value and generate attractive risk-adjusted rates of return in all market environments. The Fund employs an investment allocation process that includes certain senior credit professionals (collectively, the “Portfolio Management Team”).

Apollo screens each credit through a rigorous, bottom-up underwriting process to ensure that it is of high intrinsic credit quality. Once investments are reviewed and approved by the relevant investment committee(s), the investment allocation process for the Fund combines qualitative and quantitative factors and relies on the cumulative judgment of, and input from, the entire Portfolio Management Team. Importantly, the Fund’s approach to asset allocation builds on Apollo’s flexible and contrarian investment philosophy, balancing near and longer-term relative value in an effort to maximize risk-adjusted returns across all market conditions.

The Portfolio Management Team constructs the Fund’s portfolio considering the current environment in the credit markets, including broader macroeconomic trends, recent issuance levels, demand trends in global institutional and retail markets, expected changes in central banking activity and areas of fundamental credit improvement or deterioration. The broader market view is augmented by insights and perspectives from asset class specialists on asset-specific trends, including, but not limited to, domestic and global investment grade bonds, large-scale corporate originations, asset-backed securities, commercial and residential real estate debt securities and a variety of other specialty asset classes. This current market analysis will be coupled with other critical considerations, including historical market cycles, pending regulatory changes, market catalysts, expected refinancings and maturities, impact of rating agencies and idiosyncratic themes in the marketplace.

The above describes Apollo’s current asset allocation investment process and the individuals involved in it; these may change at any time and for any reason, in Apollo’s discretion.

Ratings

The Fund has invested and will invest in assets that will either be rated Investment Grade by a Nationally Recognized Statistical Rating Organization (“NRSRO”) or Investment Grade-equivalent through a robust internal ratings process (“Internal Credit Ratings”) by a dedicated team at Redding Ridge Asset Management LLC, an independently managed affiliate of Apollo (“RRAM”).

Internal Credit Ratings are designed to assess the level of risk associated with receiving full and timely payment of principal and interest on a specific debt obligation. Similar to the methodologies employed by NRSROs, Internal Credit Ratings are intended to measure long-term risk and fundamental factors that affect each issuer’s long-term ability to meet debt payments. In addition, the rating may take into consideration security-specific aspects such as seniority, subordination and collateral type.

Internal Credit Ratings are determined by identifying and assessing key business drivers and financial metrics of issuers as well as internal risk assessments and modeling. Several key fundamental credit drivers are evaluated, which may include (i) market or industry fundamentals (regulated, non-regulated, position or niche), (ii) financial metrics (including profitability, leverage and debt coverage), (iii) asset quality and capital structure assessments, and (iv) evaluation of management and financial policies. In addition, internal risk assessments and modeling evaluate expected loss, collateral quality, credit enhancement and structural protections. These risk assessments may also consider (x) credit metrics comparable to investment grade assets with NRSRO ratings, (y) structural attributes such as subordination, cash flow waterfalls and performance triggers that align with Investment Grade risk tolerance, and (z) conservative stress-testing outcomes, including 3-sigma downside scenario survivability without expected principal impairment.

Risk Management and Hedging

The risk team defines, measures, monitors and reports against the various investment and trading objectives and guidelines for the Fund. Apollo uses an internal risk model for measuring, reporting and monitoring a variety of market and credit risk metrics. All analytics and pricing routines required for risk management reside within the risk model. Market data (both current and historical) are also part of the risk model.

The Fund manages the risks associated with its investments through portfolio construction, continued monitoring and evaluation, diversification, position size limits, security construction and the hedging of industry or market risk. Apollo believes that a flexible approach to risk management will allow the Fund to shift capital to those opportunities that offer the most attractive risk/reward characteristics while maintaining Apollo’s disciplined investment philosophy.

In order to maximize its defensiveness and flexibility, the Fund may also enter into various portfolio-level hedges to reduce the level of credit, foreign exchange, interest rate or other risks in the portfolio. These hedges will be entered into tactically as a risk management tool of the Fund. Furthermore, this hedging can be used through a variety of products, including credit derivatives, currency hedges and credit default swaps. These risks are monitored by Apollo as it believes appropriate under the circumstances.

Lastly, Apollo devotes a considerable amount of resources to regularly and continuously reviewing the individual holdings, trades, deposits and withdrawals, risk exposures and portfolio level characteristics. It is expected that, when justified by market conditions including transaction costs, credit asset classes will be trading regularly as Apollo sees relative value opportunities. Consequently, and given the dynamic nature of market conditions, Apollo monitors the Fund continuously and adjusts as needed. Apollo may decide to change its approach to risk management in the future and the foregoing should only be construed as an expression of its current risk management approval.

Liquidity

The liquidity management system and procedures of the Fund are designed to ensure that the Fund maintains a level of liquidity appropriate to its underlying obligations, based on an assessment of the relative liquidity of the investments of the Fund in the market, taking into account the time required for liquidation and the price or value at which those investments can be liquidated, and their sensitivity to other market risks or factors. The Investment Manager monitors the liquidity profile of the Fund’s portfolio of investments, having regard to the marginal contribution of individual assets which may have a material impact on liquidity, and the material liabilities and commitments, contingent or otherwise, which the Fund may have in relation to its underlying obligations. For these purposes, the Investment Manager takes into account the relative size of investments and the liquidity of the investments of the Fund. The Investment Manager implements and maintains appropriate liquidity measurement arrangements and procedures to assess in both normal and exceptional circumstances the quantitative and qualitative risks of positions and of intended investments which have a material impact on the liquidity profile of the portfolio of the Fund’s investments to enable their effects on the overall liquidity profile to be appropriately measured.

The Fund’s ability to maintain an appropriate level of liquidity is based on the following core principles:

•
Syndication and Secondary Trading. Over the last four years, Apollo Capital Solutions has syndicated over $50 billion in private investment grade assets to over 200 unique syndication partners. In addition, Apollo has been expanding its trading capabilities to provide secondary liquidity for Apollo’s originated deals for various investment grade assets. Apollo’s extensive involvement as an alternative credit originator and investor provides for increased opportunities for the Fund to transact in the secondary market to source liquidity for private assets.
•
Portfolio Amortization and Paydowns. Given a significant portion of the Fund holds amortizing assets such as asset-backed finance, we expect natural liquidity to be generated from paydowns and maturities to boost available liquidity sources for the Fund.

•
Fund-level Gates. While investors in the Fund have periodic withdrawal rights with respect to their investments, the Fund retains the ability to implement gating mechanisms on liquidity if it deems necessary. See “—Withdrawals.”

Leverage

We may enter into borrowing arrangements. The Fund may incur leverage through a variety of techniques, including reverse repurchase agreements, dollar rolls, margin financing, options, futures, repurchase agreements, contracts, short sales, swaps (including total return swaps) and other derivative instruments, and the issuance of debt securities (including on a joint and several or cross-collateralized basis between the Aggregators (as well as between the Intermediate Entities) and with alternative investment vehicles, Special Purpose Vehicles (as defined herein) and Co-Investors (as defined herein)) and may do so when deemed appropriate by the General Partner, in its sole discretion, including to: (i) make, leverage, or enter into hedging activity with respect to, portfolio investments; (ii) cover Organizational Expenses or Operating Expenses (each, as defined herein), including Management Fees; (iii) make deposits in lieu of, or in advance of, capital contributions; (iv) enable the Fund, any Special Purpose Vehicles, any alternative investment structure or any of their respective subsidiaries to issue or cause the issuance of letters of credit; or (v) otherwise carry out the business of the Fund (including to facilitate the making of distributions). The General Partner will be authorized to pledge, mortgage, charge, assign (including an assignment by way of security) or grant security interests in the assets of the Fund and/or the General Partner in connection with any borrowing or other leverage. Notwithstanding the foregoing, without the consent of the Limited Partners holding more than 50% of the Affected Accounts (as defined in the applicable Partnership Agreement), the Fund or the applicable series of partnership in the Fund (“Series”) allocable portion of the aggregate principal amount of any direct indebtedness for borrowed money under any credit facilities outstanding at any one time that are incurred by the Aggregators and that are directly recourse against the Fund or such Series may not exceed an amount equal to 25% of the aggregate NAV of the Fund or such Series (as of the time of each such borrowing).

Competition

The private credit sector in which we primarily seek potential investments is highly competitive. We compete for potential investments with investment vehicles and others with investment objectives and strategies identical or similar to the Fund’s investment objectives and strategies, as well as by business development companies, master limited partnerships, strategic investors, hedge funds and others. These investors could make competing offers for investments opportunities identified by the Investment Manager and its affiliates. As a result, such competition could mean that the prices and terms on which we acquire investments could be less beneficial to the Fund than would otherwise have been the case. See “Item 1A. Risk Factors—Certain Risks Relating to the Fund’s Investments—Competition for Investment Opportunities.”

Material Conflicts of Interest

The General Partner and Investment Manager face potential conflicts of interest as a result of, among other things, the allocation of investment opportunities among the Fund and other Apollo Clients, the allocation of time and attention of its investment professionals and the compensation that will be paid to Apollo. Potential conflicts of interests may include, but are not limited to:

•
the amount of time and attention Apollo devotes to other Apollo Clients in order to conduct its affairs in an appropriate manner;
•
differing interests of other Apollo Clients and their respective portfolio companies; and
•
the allocation of investment opportunities between the Fund and other Apollo Clients.

See “Item 1A. Risk Factors—Potential Conflicts of Interest” for more information on the conflicts of interest we may face.

Allocation of Investment Opportunities

Apollo provides investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more investment strategies that overlap or conflict with those of the Fund. The employment by Apollo of conflicting and/or overlapping strategies for other Apollo Clients will adversely affect the prices and availability of the securities and other assets in which the Fund invests. If participation in specific investment opportunities is appropriate for both the Fund and one or more other Apollo Clients, (or Apollo itself, such as an Apollo-sponsored SPAC (as defined herein)), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures, as amended from time to time by Apollo in its sole discretion. There can be no assurance, however, that the application of such policies will result in the allocation of a specific investment opportunity to the Fund or that the Fund will participate in all investment opportunities falling within its investment objective. Such considerations may result in allocations of certain investments among the Fund and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly-formed Apollo Client (or an Apollo-sponsored SPAC) established for a particular investment. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo (or an Apollo-sponsored SPAC) rather than to Apollo Clients and (ii) a newly-formed Apollo Client created for a particular investment opportunity or otherwise, and Apollo expects to allocate certain opportunities in a similar manner in the future. See “Item 1A. Risk Factors—Potential Conflicts of Interest—Allocation of Investment Opportunities” for a further discussion of potential conflicts of interest related to investment opportunities and Apollo’s allocation policies and procedures.

Term

Apollo IG Core and the Fund have been established, and are expected to continue, for an indefinite period of time. As part of the Fund’s indefinite term structure, investors may request withdrawals of Capital Accounts on a monthly or annual basis, as applicable (as further discussed below). See “—Withdrawals” below for more information regarding withdrawals.

Emerging Growth Company

We will be and intend to remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Interests that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, so long as our Interests are not traded on a securities exchange, we will continue to be deemed a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Interests less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Quarterly Distributions

Each Limited Partner may elect to designate its Interests as “Distributing Interests” in accordance with such Limited Partner’s subscription agreement. The General Partner will distribute from the Capital Account of each

Limited Partner electing such designation on a quarterly basis net cash interest income (net of expenses, taxes and reserves) earned by the Fund that is deemed by the General Partner, in its sole discretion, attributable to such Limited Partner’s Capital Account and available for distribution (such distribution, the “Quarterly Distribution”). Any such distributions to a Limited Partner will not be treated as voluntary withdrawals by such Limited Partner of its Capital Account pursuant to the applicable Partnership Agreement for purposes of determining the Adjusted Contributions (as defined in the Partnership Agreement). Following any Limited Partner’s withdrawal from its Capital Account, such Limited Partner will no longer be entitled to any Quarterly Distributions in respect of such withdrawal amount following the Withdrawal Date (as defined below) for such withdrawal.

The Fund may make other distributions to the Partners in the General Partner’s sole discretion. Other than Quarterly Distributions, no distributions will ordinarily be made to the Limited Partners. All earnings of the Fund and proceeds of the disposition of any assets of the Fund will ordinarily be retained for reinvestment.

Withdrawals

Subject to the 10% Threshold (as defined below) and certain other withdrawal terms and limitations described herein, a Limited Partner may withdraw all or a portion of its Capital Account upon prior written notice to the General Partner or its designee, to be provided no later than the 30th day prior to the requested Withdrawal Date with respect to a Monthly Liquidity Interest and the 60th day prior to the requested Withdrawal Date with respect to an Annual Liquidity Interest (each such notice, a “Proper Withdrawal Notice”), as applicable. A “Withdrawal Date” means: (x) in respect of a Monthly Liquidity Interest, the last calendar day of any calendar month; provided, however, that no Seed Limited Partner (as defined below) may withdraw any portion of any of its Capital Account that relates to the Capital Contributions made in respect of meeting the Seed Minimum (as defined below) prior to the first anniversary of the date on which such Seed Limited Partner reached the Seed Minimum; and (y) in respect of an Annual Liquidity Interest, the last calendar day of the calendar month following each anniversary of the issuance date of such Interest.

A “Seed Limited Partner” is a Limited Partner that (x) is admitted during the period commencing on the Transition Date and ending on the date on which $1,000,000,000 in aggregate capital contributions have been made to the Fund since the Transition Date (such period, the “Seed Period”) and (y) that has made an investment of no less than $200,000,000 (the “Seed Minimum”) during the Seed Period.

The Fund will endeavor to distribute (subject to its ability to make a corresponding withdrawal of interests from the Aggregators and any Special Purpose Vehicle) all of a Limited Partner’s withdrawal request, as of any Withdrawal Date, within a reasonable time after the underlying investments are monetized in the ordinary course; provided, that if a Limited Partner requests to withdraw 90% or more of the value of its Capital Account in the aggregate during a fiscal year by means of one or more withdrawals, an amount equal to not less than 95% of the estimated amount of the withdrawal proceeds (net of any reserves and holdbacks made pursuant to the applicable Partnership Agreement) payable at such time to such Limited Partner (computed on the basis of unaudited data) will be paid within such time period; it being understood that any amount held back pending audit pursuant to the applicable Partnership Agreement is in addition to any reserves and holdbacks the General Partner may in its sole discretion make. The balance will be distributed, without interest, within 30 calendar days following the completion and issuance by the Fund of the audit of the Fund’s financial statements for the fiscal year in which such Withdrawal Date occurs.

Any distributions in respect of a withdrawal with respect to Interests offered in a non-U.S. dollar currency (such Interests, a “Non-USD Sub-Series”) will be paid in the applicable non-U.S. dollar currency (“Non-USD Currency”) by converting the U.S. dollar amount into such Non-USD Currency and will be reduced by any Conversion Expenses. “Conversion Expenses” means, with respect to a Non-USD Sub-Series, in connection with any subscription for, or withdrawal or distribution in respect of, such Non-USD Sub-Series, any charges, costs, expenses, taxes, fees or other liabilities associated with or related to, the currency conversion from the applicable Non-USD Currency to U.S. dollars or from U.S. dollars to the applicable Non-USD Currency, as applicable.

Until distribution, such balance will not participate in the profits and losses (including any accrued but unpaid interest income or Quarterly Distributions in respect of the Fund’s assets) of the Fund and will not be entitled to any Quarterly Distributions from the Withdrawal Date onwards. A distribution in respect of a withdrawal may be made in cash or in kind, or in a combination thereof, as determined by the General Partner in its sole discretion.

Notwithstanding anything to the contrary herein, the General Partner may establish such reserves or holdbacks, as it reasonably determines in its sole discretion, for estimated accrued expenses, liabilities or contingencies, including general reserves or holdbacks for unspecified contingencies (even if such reserves or holdbacks are not in accordance with U.S. generally accepted accounting principles (“GAAP”). All such reserves or holdbacks will reduce the amount of any distributions, including those in respect of a withdrawal.

If the Fund is to be dissolved, the mechanism described in the preceding paragraphs in this section will be applied, with such changes as are deemed necessary by the General Partner.

The General Partner may, in its sole discretion, waive notice requirements or permit withdrawals under such other circumstances and conditions with respect to any Limited Partner, including Limited Partners that have strategic relationships with Apollo or are affiliates or employees of the General Partner or the Investment Manager, members of the immediate families of such persons and trusts or other entities organized primarily for their benefit or for charitable purposes, and including, in particular, during any wind down of the Fund’s business.

Notwithstanding anything to the contrary herein, the General Partner has the right to limit the aggregate amount of withdrawals from the Fund during any calendar month so that withdrawals during each calendar month do not exceed 10% (or such higher percentage as the General Partner determines in its sole discretion) of the NAV of the Fund attributable to each Fund Entity as of the last day of the calendar month (the “10% Threshold”); provided, that the General Partner, in its sole discretion, may elect to apply the 10% Threshold on an aggregated basis with respect to the applicable Fund Entity and any corresponding Parallel Fund (as defined in the Partnership Agreement) or series or class of interests in any Parallel Fund, which Parallel Fund or series or class of interests is established to facilitate participation by investors on a side-by-side and pro rata basis in the same investments with such Fund Entity. If the Fund receives Proper Withdrawal Notices from Limited Partners that would result in the aggregate amount of withdrawals from a Fund Entity exceeding the 10% Threshold, then the General Partner may, in its sole discretion: (A) satisfy all such withdrawal requests; or (B) reduce withdrawal requests so that only an aggregate amount equal to the 10% Threshold (as such threshold may be adjusted in the sole discretion of the General Partner) is withdrawn by satisfying each such request in a manner that is proportionate to the amounts sought to be withdrawn by the withdrawing Limited Partners (irrespective of whether any such withdrawal requests have been reduced on one or more previous Withdrawal Dates). If any Limited Partner is prohibited from making withdrawals from its Capital Account as of a Withdrawal Date as a result of the operation of this 10% Threshold (such affected Interests, the “Excess Interests”), then such Limited Partner will be deemed to have made a withdrawal request with respect to the Excess Interests for the immediately following Withdrawal Date (and any subsequent Withdrawal Date, as applicable) (and will be subject to the imposition of the 10% Threshold, if applicable, for the following Withdrawal Date (and any subsequent Withdrawal Date, as applicable)) and any unsatisfied portion of any such withdrawal request will continue to be at risk of the Fund’s business (for the avoidance of doubt, any unsatisfied withdrawal requests will not be prioritized over later withdrawal requests and will be satisfied together with such later withdrawal requests on successive Withdrawal Dates on a pro rata basis). For purposes of this paragraph, “Fund Entity” means each of (i) Apollo IG Core, (ii) each Series of Apollo IG Core Replacement (STE), L.P. and (iii) each Series of Apollo IG Core Replacement (Cayman), L.P.

In addition, the General Partner, in its sole discretion, may suspend withdrawal rights, quarterly distributions, the determination of the NAV of the Fund and/or the determination of the NAV of each Limited Partner’s Capital Account(s), in whole or in part (i) when any stock exchange or over-the-counter market in which the Fund’s investments are quoted, traded or dealt is closed, other than for ordinary holidays and weekends, or during periods in which dealings are restricted or suspended; (ii) during the existence of any state of affairs as a result of which, in the opinion of the General Partner, disposal of Fund assets or the determination of the NAV of a Capital Account, would not be reasonably practicable or is reasonably expected by the General Partner to be materially prejudicial to the Limited Partners or the Fund; (iii) during the existence of any state of affairs as a result of which disposal of a portion of the Fund’s assets is restricted under applicable U.S. or non-U.S. securities laws or regulations; (iv) during any breakdown in the means of communication normally employed in determining the price or value of Fund assets or liabilities, or of current prices in any financial market as aforesaid, or when for any other reason the prices or values of any assets or liabilities of the Fund cannot reasonably be promptly and accurately ascertained; (v) for any period during which such withdrawal or distribution would cause a material breach or default under any covenant in any bona fide financing agreements entered into by the Fund and a person that is not an affiliate of the General Partner or Investment Manager; (vi) during any period when the transfer of funds involved in the realization or acquisition of any investments cannot, in the opinion of the General Partner, be effected at normal rates of exchange; (vii) during the period in which the Fund is winding down its business; or (viii) if any of the above circumstances applies to an Intermediate Entity or Aggregator. None of Apollo IG Core or any of the series of any other partnership in the Fund or parallel funds will suspend withdrawals or distributions unless a similar suspension takes place at the Aggregator level.

The General Partner may also suspend withdrawal rights or the payment of withdrawal proceeds or distributions to a Limited Partner if the General Partner reasonably deems it necessary to do so to comply with laws and regulations (including anti-money laundering laws and regulations) applicable to the Fund, the General Partner, the Investment Manager or any of the Fund’s other service providers. We will promptly disclose any material suspension or material limitation on withdrawals to holders of our Interests (“Holders”) through our public filings with the SEC, which may include a current report on Form 8-K.

During the period of any suspended withdrawals or distributions, the Limited Partner’s investments will continue to be at risk in the Fund’s business. Upon a suspension of withdrawal rights, all pending withdrawal requests will be automatically revoked, and no requests subsequently received will be valid until such time as the General Partner permits Limited Partners to submit withdrawal requests in anticipation of lifting the suspension. The Management Fee may continue to be made during any suspension.

Employees

We did not have any employees as of December 31, 2025. Services necessary for our business are provided by individuals who are employees of Apollo or its affiliates pursuant to the terms of the Investment Management Agreement and the Partnership Agreement. See “—Investment Management Agreement” and “—Partnership Agreement.”

Available Information

We are required to file with the SEC annual reports on Form 10‑K containing audited financial statements, quarterly reports on Form 10‑Q and current reports on Form 8‑K with the SEC. The SEC maintains a website containing these reports and other information regarding our electronic filings at www.sec.gov.

We also make these reports and other information available on request, free of charge by writing us at Apollo IG Core Replacement, L.P., 9 West 57th Street, 41st Floor, New York, NY 10019, after such reports have been filed with the SEC.

RISK FACTOR SUMMARY

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.”

•
Apollo IG Core is a recently formed entity which has recently commenced commercial operations and therefore has limited operating history upon which an investor may evaluate its performance. Therefore, prospective investors will have a limited track record or history upon which to base their investment decision.
•
Although the investment professionals of Apollo have extensive investment experience generally, Apollo cannot provide assurance that it will be able to successfully implement Apollo IG Core’s investment strategy, or that investments made by Apollo IG Core will generate expected returns.

•
We do not intend to list our Interests on any securities exchange, and we do not expect a secondary market in our Interests to develop. In addition, there are limits on the ownership and transferability of our Interests. For example, we may restrict transfers that would violate the Securities Act, any state securities laws or other applicable laws, cause us to lose our status as a partnership under the Code (as defined below) or become required to register under the Investment Company Act (as defined below). As such, we can be described as illiquid in nature.
•
Most of the Fund’s investments will be highly illiquid, and there can be no assurance that Apollo IG Core will be able to realize a return on any investment at any given time.
•
An investment in our Interests is not suitable for you if you need ready access to the money you invest.
•
The Partnership Agreement designates the Supreme Court, State of New York, New York County or the U.S. District Court for the Southern District of New York as the exclusive forum for actions or proceedings related to the Partnership Agreement, which could limit our Holders’ ability to obtain a favorable judicial forum.
•
We are dependent on Apollo to conduct our operations, as well as the persons and firms Apollo retains to provide services on our behalf. Apollo will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and other Apollo Clients (as defined herein), the allocation of time of its investment professionals and the substantial fees that we pay to Apollo.

Item 1A. Risk Factors.

The following considerations are not a complete summary or explanation of the various risks involved in an investment in our Interests, and the interplay of risks can have additional effects not described below. Prospective investors should carefully consider, among other factors, the matters described below, each of which could have an adverse effect on the value of the Interests. As a result of these factors, as well as other risks inherent in any investment or set forth in this Annual Report, there can be no assurance that the Fund will meet its investment objectives or otherwise be able to successfully carry out its investment program. Prospective investors should make their own inquiries and investigation of the investment described herein, including the merits and risks involved and the legal and tax consequences of such an investment, and consult their own advisors as to the Fund, the offering of Interests described herein and the legal, tax and related matters concerning an investment in the Fund.

Most of the following risk factors apply both to Apollo IG Core and/or any other partnership in the Fund. Therefore, potential Holders should assume references to “we,” “us” or “our” and the "Fund" herein include references to all partnerships and other entities that comprise, or may hereafter become part of the Fund, including Apollo IG Core, unless the context indicates otherwise.

Certain Risks Relating to the Fund and the Interests

Limited Operating History. Apollo IG Core and the General Partner are recently organized entities, and Apollo IG Core, the General Partner and the Investment Manager have limited prior operating history or track record. Accordingly, the Fund has limited performance history for a prospective investor to consider. In considering the performance history and prior performance information of Apollo Clients, prospective investors should bear in mind that past performance is not indicative, nor a guarantee, of future results. There can be no assurance that the Fund will be able to implement its investment strategy or investment approach to achieve comparable results or that any target results will be met or that it will be able to avoid losses. Information regarding prior performance of any Apollo Client or investment, while a useful tool in evaluating the Fund’s investment activities, is not necessarily indicative nor a guarantee, of actual results that can be achieved for unrealized investments, the realization of which is dependent upon many factors, many of which are beyond the control of Apollo. Further, there can be no assurance that the indicated valuations for unrealized investments accurately reflect the amounts for which the subject investments will be sold and the actual realized returns may differ materially from such valuations. The track record information presented is not intended to suggest that the Fund would make all of the same or similar investments or would have the same or similar performance. Accordingly, prospective investors should not construe the performance of any such investment vehicles as providing any assurances regarding the future performance of the Fund.

In addition, although Apollo’s employees and advisors have been involved in debt investing throughout their respective careers and have previously supervised and/or employed debt investment programs on behalf of Apollo, some of these investments and the activities relating to such investments may be different in certain respects from those of the Fund. Because of (among other things) the lack of diversification in the investment program of the Fund, there can be no guarantee that the Fund’s investment objective will be achieved.

Risks Associated with the Investment Strategy. The Fund’s current strategy is to invest across a variety of assets across different geographies. Accordingly, the Fund will be required to maintain expertise, relationships and market knowledge across a range of asset and investment types and geographic regions, and will be subject to the market conditions affecting each such investment in various markets, including such factors as the local legal and regulatory environment, economic climate, business layoffs, industry slowdowns, changing demographics and supply and demand issues affecting each such market. This multi-market approach could require more management time, staff support and expense than would be experienced with a company whose focus is dedicated to a greater extent on fewer investment types or regions than is contemplated by the Fund.

Dependence on the Investment Manager. The Fund will depend on the diligence, skill and business relationships of the employees of the Investment Manager. The Fund has no employees and no separate facilities and is reliant on the Investment Manager, which has significant discretion as to the implementation of the Fund’s investment objective and policy. In particular, the Fund’s performance will depend on the success of the Investment Manager’s investment process.

Accordingly, the Fund will depend on the Investment Manager’s assessment of an appropriate acquisition price for, and ongoing valuation of, the Fund’s investments. The acquisition price determined by the Investment Manager in respect of each investment position will be based on the returns that the Investment Manager expects the investment to generate, based on, among other things, the Investment Manager’s assessment of the nature of the investment and the relevant collateral, security position, risk profile and historical default rates of the position and supply and demand in the secondary loan market. Each of these factors involves subjective judgments and forward-looking determinations by the Investment Manager. In conducting such assessment, the Investment Manager expects to use publicly available information as well as private information, including from consultants and investment bankers. If the Investment Manager misprices an investment (for whatever reason) or due to unanticipated illiquidity, the actual returns on the investment may be less than anticipated at the time of acquisition and could result in a disposition at a price less than the acquisition price.

Dependence on Personnel. The Investment Manager’s ability to successfully manage the Fund depends on Apollo’s employees and advisors. The Investment Manager will be relying extensively on the experience, relationships and expertise of these persons. There can be no assurance that these persons will remain with the Investment Manager through each closing of the Fund or will otherwise continue to be able to carry on their current duties throughout the term of the Fund or that Apollo will be able to attract and retain replacements or additional persons when needed. Additionally, investment professionals and other employees and advisors to Apollo may not have been involved with the investment decisions and transactions made by any other Apollo Clients described herein and may have a limited history working for Apollo. The loss of the services of one or more of these professionals could have an adverse impact on the Fund’s ability to realize its investment objectives. The Fund will also depend on the success of operating executives (including persons or entities employed, engaged or retained by APPS (as defined below)) in supplementing the Fund’s investment team, among other things, in sourcing investment opportunities, in transaction analysis and due diligence, and with asset management, managerial and operational skills as appropriate for the assets in question. Certain industry executives, advisors, consultants and operating executives may be exclusive to Apollo or the Fund and could be employees of Apollo, but may not have the same compensation incentives as the Fund’s investment team due to, among other things, factors that distinguish these engagements from those of Apollo investment professionals, including the aspects of the transactions in which they are involved or the performance metrics upon which their compensation is based. Furthermore, certain Apollo personnel, in addition to their responsibilities on behalf of the Investment Manager and the Fund, are and will continue to be involved in the investment activities of other Apollo Clients, in other business activities of Apollo (including Apollo-sponsored SPACs and their acquisition targets) and in personal investment activities. In particular, the managing partners of Apollo have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities, and their respective involvement in such family offices will require the respective resources and attention of each such managing partner who may also have responsibilities to the Fund’s affairs.

Dependence on Fund Administrator. The Investment Manager will rely on Citco Fund Services (Cayman Islands) Limited, the administrator of the Fund (the “Administrator”), for certain aspects of its business, including certain financial operations, trade reconciliation, and margin and collateral movement. Any interruption or deterioration in the performance of the Administrator could impair the quality of the Investment Manager’s operations, negatively impact its and the Fund’s reputation and the Fund’s investment strategies, and limit the Fund’s potential to grow.

Expertise; Experts. References herein to “expertise” or any party being an “expert” are based solely on the belief of Apollo, are intended only to indicate proficiency as compared to an average person and in no way limit or alter the exculpation provisions and related standard of care applicable to Apollo as more fully described herein and in the Partnership Agreements. Any awards, honors or other references or rankings referred to herein with respect to Apollo and/or any Apollo personnel are provided solely for informational purposes and are not intended to be, nor should they be construed or relied upon as, any indication of future performance or other future activity. Any such awards, honors or other references or rankings may have been based on subjective criteria and may have been based on a limited universe of participants, and there are other awards, honors or other references or rankings given to others and not received by Apollo and/or any Apollo personnel.

Operating and Financial Risks of Issuers. Issuers in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in their competitive environment, or an economic downturn. As a result, issuers that the Fund may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive positions, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Fund’s investment strategy and approach will depend, in part, on the ability of the Fund to effect improvements in the operations of an issuer and/or recapitalize its balance sheet. To the extent relevant to an issuer, the activity of identifying and implementing operating improvements and/or recapitalization programs at issuers entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such operating improvements and/or recapitalization programs. In addition, the Fund may cause its issuers to bear certain fees, costs and expenses that the Fund would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the Fund’s or any other investment in such issuers. For example, the General Partner may cause such issuers to bear the fees, costs and expenses that are incurred in connection and concurrently with the acquisition of such issuers and such other fees, costs and expenses that may otherwise be treated as Operating Expenses. The payment of such fees, costs and expenses by such issuers may reduce the amount of cash that the issuers have on hand.

Other Apollo Activities. Conflicts of interest will at times arise in allocating time, services or resources among the investment activities of the Fund, other Apollo Clients, Apollo and the Family Offices (as defined below). The General Partner and Apollo will devote such time as will be reasonably necessary to conduct the business affairs of the Fund. However, Apollo and its affiliates will continue to devote the resources necessary to manage other Apollo Clients, and Apollo and its affiliates are not precluded from conducting activities unrelated to other Apollo Clients. The General Partner and Apollo believe that these other activities will not materially interfere with their responsibilities to the Fund. Furthermore, nothing will preclude Apollo, including Atlas or any affiliates, from engaging directly or indirectly in any other business, whether or not the business is similar to the business of the Fund or an issuer, or from directly or indirectly purchasing, selling, holding or otherwise dealing with securities or other assets for the account of any such other business, which may reduce the available investment opportunities for the Fund.

Risks Associated with Affiliated Service Providers. The Fund will appoint from time to time affiliates of Apollo and certain Apollo Clients or their portfolio companies who provide services to Apollo Clients or their portfolio companies or investments (including the Fund and issuers and their investments) (“Affiliated Service Providers”) to provide particular services to specific potential or existing investments owned, directly or indirectly, by the Fund. The Fund will depend upon the diligence, skill and business relationships of the Affiliated Service Providers. Key employees of an Affiliated Service Provider may depart at any time. The departure of a significant number of the employees of an Affiliated Service Provider could therefore have a material adverse effect on the Fund’s ability to achieve its investment objective. Affiliated Service Providers are not expected to provide services to the Fund on an exclusive basis, and may prioritize servicing other clients over the Fund. In addition, the historical performance of an Affiliated Service Provider is not indicative, or a guarantee, of its future performance, and may vary as a result of an adverse development in the Affiliated Service Provider’s business, an economic downturn or legal, tax or regulatory changes. Affiliated Service Providers owned by the Fund may operate at a loss, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress, any of which may result in a loss to the Fund and diminish the Fund’s ability to make other investments. Any adverse development with respect to an Affiliated Service Provider’s financial condition may also result in an interruption of services to the Fund which could have a material adverse effect on the Fund’s ability to meet its investment objective.

Structure; Structural Considerations; Certain Related Conflicts. The Fund generally will invest, directly or indirectly, through the Aggregators. This structure presents certain risks to investors. For example, a smaller feeder fund investing in the Aggregators may be materially affected by the actions of a larger feeder fund investing in the

Aggregators. Apollo IG Core may be affected by such actions. Each of the Aggregators is a single entity and creditors of the Aggregators may enforce claims against all assets of the Aggregators, which would have an adverse effect on the entire Fund regardless of whether the claim relates to a specific Fund vehicle or set of investors. In addition, because the Fund’s assets are invested in the Aggregators, certain conflicts of interest may exist due to different tax and/or other considerations applicable to the Fund, which conflicts may cause the Aggregators to structure or dispose of an investment in a manner that is more advantageous to one set of investors.

Contagion Risk Factor. The Fund has the power to issue Interests in classes, sub-classes, tranches, lots, sub-series or Series. The Partnership Agreements provides for the manner in which any liabilities are to be attributed across the various classes, sub-classes, tranches, lots, sub-series or Series (liabilities are to be attributed to the specific class, sub-class, tranche, lot, sub-series or Series in respect of which the liability was incurred including for instance any liabilities associated with currency hedging). Generally, each Series is intended to be a separate legal entity and creditors of a Series may enforce claims against all assets of that Series, but not against assets of any other Series. However, the liabilities could be incurred at the level intermediate entities or other subsidiaries of the Fund, which may not have any corresponding separate classes, sub-classes, tranches, sub-series or Series. In addition, while each class, sub-class, tranche, lot or sub-series may be maintained by the General Partner separately, with separate accounting records and with the capital contributions (and investments made therewith) kept in segregated accounts, there is no limited recourse protection for any class, sub-class, tranche, lot or sub-series within each Series. Accordingly, all of the assets of the Fund may be available to meet all of its liabilities, regardless of the class, sub-class, tranche, lot, sub-series or Series to which such assets or liabilities are attributable. In practice, cross-class, cross-sub-class, cross-tranche, cross-lot, cross-sub-series or cross-Series liability is only expected to arise where liabilities referable to one class, sub-class, tranche, lot, sub-series or Series are in excess of the assets referable to such class, sub-class, tranche, lot, sub-series or Series and it is unable to meet all liabilities attributed to it. In such a case, the assets of the Fund attributable to other classes, sub-classes, tranches, lots, sub-series or Series may be applied to cover such liability excess and the value of the contributing classes, sub-classes, tranches, lots, sub-series or Series will be reduced as a result. In addition, under certain circumstances, any default by the Fund under any transaction attributable to a specific class, sub-class, tranche, lot, sub-series or Series may give rise to a cross-default with respect to other transactions attributable to all classes, sub-classes, tranches, lots, sub-series or Series.

Non-USD Sub-Series Currency Risk. A Limited Partner may subscribe for Interests in U.S. dollars or a Non-USD Currency, as determined by the General Partner from time to time. A subscription for Interests of a particular Non-USD Sub-Series will mean that withdrawal proceeds for those Interests will be paid in the same currency used for the subscription of those Interests.

As long as the Fund holds securities or other assets or currencies denominated in a currency other than the subscription currency of a particular series of Interests, the value of such series of Interests may be affected by the value of that other currency relative to the subscription currency of such series of Interests.

Where the subscription currency of a series of Interests is a Non-USD Currency, the Investment Manager may attempt to mitigate the effect of currency fluctuations between that Non-USD Currency and the U.S. dollar through the use of hedging; however, the Investment Manager is not obligated to do so, and even if it does so, the result cannot be guaranteed. The Investment Manager retains the sole discretion to determine how, when and to what extent to engage in currency transactions. To the extent that the Investment Manager engages in such transactions, investors may be exposed to certain risks. The Fund may be exposed to considerable risks and losses as a result of any currency transactions. Such risks and losses may affect not only the series of Interests with respect to which the Fund engages in currency hedging, but other series of Interests as well, as discussed in “Contagion Risk Factor” above. Creditors of the Fund may enforce claims against all assets of the Fund, even if the claim relates to a transaction made for a particular series of Interests, and in such an event, losses could be borne by a series of Interests that did not participate in the transaction that generated such claim. In addition, investors should note that any gains/losses of transactions entered into by the Investment Manager for the purpose of hedging the currency exposure of any series of Interests whose subscription currency is a Non-USD Currency and/or the currency in which the assets of the Fund are denominated, may accrue solely for the benefit of such Non-USD Sub-Series. Conversely, investors in a Non-USD Sub-Series should note that the use of hedging may substantially limit such investors from benefiting if the subscription currency of such Non-USD Sub-Series falls against the U.S. dollar and/or the currency in which the assets of the Fund are denominated (if different).

Neither the Investment Manager nor any of its affiliates have any economic or other obligations or liabilities due to any Non-USD Hedges (as defined in the Partnership Agreement) relating to, or in connection with, any subscription or withdrawal by any Non-USD Sub-Series Partners or any Non-USD Hedges requested by, or entered into for the benefit of, each Non-USD Sub-Series Partner. In addition, neither the Investment Manager nor any of its affiliates are responsible for the costs and expenses of (or the adequacy or effectiveness of) any currency exchange or Non-USD Hedges or any other liabilities that arise in connection therewith, including the suitability, creditworthiness or performance by any counterparty or the costs or expenses related to the entering into or the performance, breakage, settlement or termination of any currency exchange, Non-USD Hedge or similar arrangement.

For the avoidance of doubt, each Non-USD Sub-Series Partner is responsible for its ratable share of Non-USD Expenses. Non-USD Expenses will be paid out of such Non-USD Sub-Series Partner’s subscription amount or any withdrawal or distribution amount owed to such Non-USD Sub-Series Partner in respect of such Non-USD Partner’s Non-USD Sub-Series. If there are any remaining Non-USD Expenses that have not been covered by the sources described in the preceding sentence, each Non-USD Partner will reimburse the Fund for the outstanding balance.

While not the intention of the Investment Manager, over-hedged or under-hedged positions may arise due to factors outside of the control of the Investment Manager.

Each of the General Partner and the Investment Manager retains the right to vary the policy on currency hedging in respect of any Non-USD Sub-Series in its sole discretion. Hedging strategies involve risk and may not be successful in reducing the exposure of a series of Interests to changing interest rates, currency fluctuations or other perceived risks and, therefore, may have an adverse impact on the NAV of such Non-USD Sub-Series.

Transfer and Reuse of Assets. As part of any agreements the Fund may enter into with prime brokers and custodians, the Fund may agree that such prime brokers and custodians may reuse or rehypothecate collateral and assets of the Fund in circumstances and subject to limitations (if any) which may be set out in the relevant prime brokerage or custodial agreements. Such reuse or rehypothecation exacerbates prime broker and custodian insolvency risk by increasing the likelihood that such prime broker or custodian will have insufficient assets to satisfy customers’ claims. If the Fund’s prime broker or custodian becomes insolvent, such insolvency could adversely affect the Fund’s business and financial condition.

Limited Right of Withdrawal. Subject to the 10% Threshold and certain other withdrawal terms and limitations described in the Partnership Agreement, a Limited Partner may withdraw all or a portion of its Capital Account as of a Withdrawal Date, upon providing a Proper Withdrawal Notice to the General Partner or its designee, as applicable. Without limiting the foregoing, subject to the 10% Threshold and certain other withdrawal terms and limitations described in the Partnership Agreements, no Proper Withdrawal Notice with respect to an Annual Liquidity Interest will be effective except on each anniversary of the issuance date of such Unit, and any resulting withdrawal will only be effected as of the first Withdrawal Date available after such anniversary. Similar thresholds could exist at the level of the Aggregators or the Intermediate Entities, as applicable, restricting its ability to satisfy within a reasonable time after the underlying investments are monetized in the ordinary course, a Limited Partner’s withdrawal request. The General Partner, in its sole discretion, may elect to apply the 10% Threshold on an aggregated basis with respect to the applicable Series and any corresponding series or class of interests in any Parallel Fund, which series or class of interests is established to facilitate participation by investors on a side-by-side and pro rata basis in the same Investments with such Series.

In addition, the General Partner, in its sole discretion, may suspend withdrawal rights, quarterly distributions and/or the determination of the NAV and/or the determination of the NAV of each Limited Partner’s Capital Account(s), in whole or in part (i) when any stock exchange or over-the-counter market in which the Fund’s investments are quoted, traded or dealt is closed, other than for ordinary holidays and weekends, or during periods in which dealings are restricted or suspended; (ii) during the existence of any state of affairs as a result of which, in the opinion of the General Partner, disposal of Fund assets, or the determination of the NAV of a Capital Account, would not be reasonably practicable or is reasonably expected by the General Partner to be materially prejudicial to the Limited Partners or the Fund; (iii) during the existence of any state of affairs as a result of which disposal of a portion of the Fund’s assets is restricted under applicable U.S. or non-U.S. securities laws or regulations; (iv) during any breakdown in the means of communication normally employed in determining the price or value of Fund assets or liabilities, or of current prices in any financial market as aforesaid, or when for any other reason the prices or values of any assets or liabilities of the Fund cannot reasonably be promptly and accurately ascertained; (v) for any period during which such withdrawal or distribution would cause a material breach or default under any covenant in any bona fide financing agreements entered into by the Fund and a person that is not an affiliate of the General Partner or Investment Manager; (vi) during any period when the transfer of funds involved in the realization or acquisition of any investments cannot, in the opinion of the General Partner, be effected at normal rates of exchange; (vii) during the period in which the Fund is winding down its business; or (viii) if any of the above circumstances applies to an Intermediate Entity or Aggregator. None of the Series or the Parallel Funds will suspend withdrawals or distributions unless a similar suspension takes place at the Aggregator level.

The General Partner may also suspend withdrawal rights or the payment of withdrawal proceeds or distributions to a Limited Partner if the General Partner reasonably deems it necessary to do so to comply with laws and regulations (including anti-money laundering laws and regulations) applicable to the Fund, the General Partner, the Investment Manager or any of the Fund’s other service providers.

Possible Effect of Withdrawals. A withdrawal by one or more Partners of all or a portion of the balances in their Fund Capital Accounts could require the Fund to liquidate investments more rapidly than otherwise desirable to raise the necessary cash to fund withdrawals and to achieve an investment allocation appropriately reflecting a smaller equity. In order to ensure that any withdrawal does not adversely affect non-withdrawing Limited Partners, if investment vehicles admitted as a Limited Partner of the Partnership and designated as a “feeder fund” (the “Feeder Funds”) and/or the Aggregators incur certain expenses in connection with any such withdrawal, the General Partner, in its sole discretion, will make a reasonable reallocation of such expenses to the withdrawing Limited Partners. An early withdrawal by one or more Limited Partners of all or a portion of the balances in their Fund Capital Accounts could also limit the amount of liquid assets available to satisfy future withdrawals by other Limited Partners. Because the General Partner may satisfy a withdrawal by making a withdrawal from any Aggregator or parallel trading vehicle (or any combination of such vehicles) in its sole discretion, the General Partner’s choice of Aggregators or parallel trading vehicles from which to withdraw could adversely affect the overall portfolio composition.

Substantial withdrawals from the Fund, and/or substantial withdrawals or redemptions from the other Apollo Clients trading under the same or similar names, including Apollo Multi Asset Credit Fund and Apollo IG Short Duration Replacement (the “IG Funds”), could be triggered by a number of events, including, for example, unsatisfactory performance or a significant change in personnel or management of the Investment Manager or its affiliates, investor reaction to withdrawals or redemptions from Apollo Clients, legal or regulatory issues that investors perceive to have a bearing on the Fund, the IG Funds, the Investment Manager or its affiliates, or other factors. Several factors make substantial withdrawals from the Fund and/or substantial withdrawals or redemptions from the IG Funds a risk factor for Limited Partners of the Fund. Substantial withdrawals by investors in the Fund and/or substantial withdrawals or redemptions from the IG Funds within a short period of time could require the Fund and/or the IG Funds to liquidate securities positions more rapidly than would otherwise be desirable, possibly reducing the value of the assets of the IG Funds below a level that a more orderly and timely disposal would have achieved and/or disrupting the Investment Manager’s investment strategy. The liquidation value of certain assets may be materially less than their mark-to-market value because certain positions cannot be rapidly liquidated at favorable prices. Actions taken to meet substantial withdrawal requests could cause prices of other financial instruments held by the Fund and the IG Funds significantly to decrease and expenses of such funds significantly to increase (e.g., due to transaction costs and the costs of terminating agreements). Substantial withdrawals could also significantly restrict the ability of the Fund and the IG Funds to obtain financing needed for investment and trading strategies, or could materially increase the cost of such financing, which would have a further material adverse effect on the Fund’s performance. Reduction in the size of the Fund and the IG Funds could make it more difficult to generate a positive return or to recoup losses due to, among other things, reductions in the Fund’s and the IG Funds’ ability to take advantage of particular investment opportunities or decreases in the ratio of its income to its expenses. Furthermore, withdrawals and/or redemptions from Apollo Clients may have a similar impact on the IG Funds.

The Fund and the IG Funds may pursue a variety of investment strategies that may provide positive results only over a substantial period of time, and liquidation of positions associated with such strategies in response to withdrawal requests, which takes place before such investment strategies have had sufficient time to play out and generate a positive return might result in such positions being sold at a loss. Furthermore, the Fund and the IG Funds may not be able readily to dispose of certain financial instruments and, in some cases, may be contractually prohibited from disposing of such financial instruments for a period of time and therefore, in response to withdrawal requests, may be required to liquidate positions not subject to such restrictions, reducing the proportion of liquid assets held by the Fund and the IG Funds.

Mandatory Withdrawals. The General Partner may, in its sole discretion, require a Limited Partner to withdraw all or any portion of the balance of its Capital Account at any time upon written notice, for any reason or no reason. Distributions in respect of a mandatory withdrawal will be made in the same manner as distributions in respect of voluntary withdrawals.

Satisfaction of Withdrawals. There can be no assurance that the operations of the Fund will be profitable, that the Fund will be able to avoid losses or that cash from its investments will be available to satisfy withdrawals by the Limited Partners. The Fund will have no source of funds from which to satisfy withdrawal requests and Quarterly Distributions to the Limited Partners other than income and gain received on its investments and the return of capital. In addition, the distribution of Quarterly Distributions may reduce the amount of cash available to satisfy withdrawals. In an effort to satisfy withdrawals by the Limited Partners, the General Partner could but is not obligated to cause the Fund (i) to obtain one or more credit facilities (see also “—Certain Risks Relating to the Fund’s Investments—Use of Credit Facilities”) and/or (ii) engage in cross trades with any other Apollo Client, any affiliate of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments.

Payment of Withdrawal Proceeds in Full Based on Unaudited Data. As provided herein, the Fund will endeavor to distribute (subject to the terms of the Partnership Agreements) a Limited Partner’s withdrawal request within a reasonable time after the Investments are monetized in the ordinary course; provided, that if a Limited Partner requests to withdraw 90% or more of the value of its Capital Account in the aggregate during a fiscal year by means of one or more withdrawals, then an amount equal to not less than 95% of the estimated balance of the withdrawal proceeds (net of any reserves and holdbacks made pursuant to the Partnership Agreements) payable at such time to such Limited Partner will be paid within such time period based on unaudited data. Accordingly, adjustments and revisions which may be made to the NAV of the Fund following such time period will not be taken into account in calculating the withdrawal amount. Such payments may result in the Capital Account balances of withdrawing or non-withdrawing Limited Partners being lower than they otherwise would have been if some portion of withdrawal proceeds had been paid and adjusted (upon the Fund’s NAV being recalculated) after a longer period of time.

Contingency Reserves and Holdbacks. The Fund may, at any time or times, establish reserves (whether or not in accordance with GAAP) for estimated accrued expenses, liabilities or contingencies as the General Partner deems reasonable, in its sole discretion. If reserves are established that are not in accordance with GAAP, they will be treated in the same manner as reserves that are in accordance with GAAP, i.e., in the period during which they are taken they will be treated as an expense of the Fund (and will reduce the NAV of the Fund) and if and to the extent that they are subsequently reversed they will be taken into income in the period of such reversal (and will to that extent increase the NAV of the Fund). The establishment of such reserves will not insulate any portion of the Fund assets from being at risk, and such assets may still be traded by the Aggregators.

In addition to the power to establish reserves, the Fund may hold back such portion of the withdrawal proceeds payable to a Limited Partner in respect of the Fund Capital Account balance being withdrawn (whether such withdrawal is voluntary or mandatory and whether or not such hold back is in accordance with GAAP) to satisfy contingent or expected liabilities as the General Partner deems reasonable, in its sole discretion. The amount of the withdrawal proceeds held back will be determined by the General Partner in its reasonable discretion, taking into account such factors as it considers relevant with respect to any contingent or expected liability to which the amount being held back relates. Such holdbacks will reduce the withdrawal proceeds paid to a withdrawing Limited Partner. The unused portion of any holdback, without interest, will be distributed to the Limited Partners to which the holdback applied after the Fund has determined that the need for such holdback has ceased. It is possible that the General Partner may not hold back a sufficient amount to satisfy contingent or expected liabilities, which may have an adverse effect on the Fund, including its ability to satisfy subsequent withdrawal requests.

In-Kind Distributions; Liquidating SPVs. Distributions will be made in cash or in-kind, and there can be no assurance that the Fund will have sufficient cash to satisfy withdrawal requests. The Fund may make distributions in kind in the sole discretion of the General Partner, in consultation with and under the advice of the Investment Manager, including due to the dissolution of the Fund or inability to liquidate investments at the time of withdrawal requests at favorable prices. In-kind distributions may be comprised of, among other things, participations or other derivative instruments referring to certain assets of the Fund, interests in special purpose vehicles or trading vehicles (each, a “Liquidating SPV”) holding financial instruments also being held or that were held by an Aggregator, or participations or other derivatives instruments referring to such Liquidating SPVs. In any such case, each withdrawing Limited Partner will receive interests in a Liquidating SPV or other asset, the value of which will reflect the withdrawing Limited Partner’s share of the NAV of the Fund on the relevant Withdrawal Date.

A distribution in respect of a withdrawal may be made in cash or in-kind, or any combination thereof, as determined by the General Partner in its sole discretion, in consultation with and under the advice of the Investment Manager. The General Partner will determine the percentage of any distribution to be made in cash and the percentage to be made in-kind, as well as the particular securities, if any, to be distributed. Distributions that are made in-kind will, to the extent practicable, not be disproportionately allocated to any Limited Partner. However, a prior or contemporaneous in-kind distribution to some Limited Partners will not affect the Fund’s right to distribute cash to other Limited Partners.

Distributions that are made in-kind may not represent a pro rata portion of the portfolio to the extent that a pro rata distribution is not practicable (e.g., if certain assets in the portfolio cannot be distributed in-kind, a withdrawing Limited Partner may be paid in-kind with other assets that are capable of being distributed). Further, where deemed appropriate by the General Partner, all or a portion of the assets distributed in-kind, may be liquid assets that are capable of being reduced to cash quickly. In the event that a distribution in-kind does not represent a pro rata portion of the Fund’s portfolio, a Limited Partner receiving assets through such distribution may experience lower returns than it would have experienced if it received a pro rata portion of the portfolio (or was distributed different assets in any non pro rata distribution). Conversely, the Fund’s performance after making such a distribution may be lower than it would have been if such assets remained in the portfolio entirely or were distributed pro rata in accordance with the portfolio, thereby adversely affecting the remaining Limited Partners.

The Fund expects that, in the event that the Fund utilizes a Liquidating SPV to facilitate in-kind distributions of withdrawal proceeds, a Liquidating SPV would hold a participation interest with respect to the pro rata portion of each financial instrument held by the Fund as of the applicable Withdrawal Date attributable to the withdrawing Limited Partners (the “SPV Assets”).

The Investment Manager would manage any Liquidating SPV with the intention of distributing the net proceeds attributable to the SPV Assets as they are realized over time. The Liquidating SPV generally would not make new investments. A Liquidating SPV may receive in-kind payments of assets and liabilities from the Fund which it, in turn, would distribute to the withdrawing Limited Partners.

Any Liquidating SPV would be responsible for paying its operating and overhead costs and expenses, including documentation of performance and the admission of the Limited Partners, all Operating Expenses such as tax preparation fees, governmental fees and entity-level taxes, administrative fees, communications with the Limited Partners and ongoing legal, accounting, auditing, bookkeeping and other professional fees and expenses, and any trading costs and expenses (e.g., brokerage commissions, margin interest, custodial fees and clearing and settlement charges). Any Liquidating SPV would bear its Organizational Expenses and investment-related expenses incurred in connection with the SPV Assets. The expenses of the Liquidating SPV would reduce the net proceeds therefrom.

The withdrawing Limited Partners would continue to be at risk of the Fund’s business (including its credit risk) until all the SPV Assets were sold. The withdrawing Limited Partners would indirectly bear investment-related expenses in connection with the SPV Assets and operating and other expenses borne by the Liquidating SPV. The risk of loss and delay in liquidating the SPV Assets would be borne by the withdrawing Limited Partners, with the result that such withdrawing Limited Partners may ultimately receive significantly less cash than they would have received following the Withdrawal Date if they had been paid in cash. Furthermore, the withdrawing Limited Partners would generally have no control over when and at what price the SPV Assets were sold. In addition, payment to the withdrawing Limited Partners of that portion of their withdrawal proceeds attributable to the SPV Assets would be delayed until such time as the Investment Manager elects to liquidate the SPV Assets.

Secondary Transfers of Partnership Interests. To the extent that the General Partner has discretion over a secondary transfer of interests in the Fund pursuant to the Partnership Agreements and subject to any restrictions therein, the General Partner may identify a limited number of persons to potentially acquire the interest being transferred, including investors in one or more Apollo Clients or individuals who qualify as professional investors and entities that are not investors in any Apollo Clients (but may in the future become investors in Apollo Clients), and may take into consideration a variety of factors as it deems necessary in exercising its discretion with respect to a secondary transfer of interests in the Fund. Without limiting the generality of the foregoing, Apollo, Apollo Clients or other entities in which Apollo, an Apollo Client or affiliates of the foregoing own an interest (including a controlling interest) could employ strategies that include acquisition of interests in private funds such as Apollo Clients, including the Fund, on the secondary market. Such acquisitions would create conflicts since the acquiror of such interests would have additional information about the interests being purchased (including the fact that a Limited Partner is seeking to sell or dispose of its interests) compared to third parties interested in such acquisition, which could allow Apollo to offer a more competitive or informed offer to acquire such interests. Given the General Partner’s right pursuant to the Partnership Agreements to receive notice of and approve any proposed transfer, Limited Partners seeking to sell an interest in the Fund may seek to sell such interest to Apollo, an Apollo Client or affiliates of the foregoing before seeking to sell to third parties.

Moreover, there is an ongoing trend in the private equity industry of fund sponsors offering liquidity to investors in existing funds through a structured or stapled secondary process where purchasing investors would, as a condition to participating in such purchase from existing investors, also make a commitment to a new fund being raised. Apollo could be incentivized to engage in such a process for one or more of its existing funds (or any investments therein) to the extent doing so could be expected to improve Apollo’s ability to raise a successor fund to such fund and to form and attract capital to existing or future other Apollo Clients (e.g., by securing an agreement from the purchasing investors participating in the process to make commitments to such funds or, more generally, by positively impacting the performance information for the relevant fund that is presented to prospective investors in Apollo fundraise materials).

Systems Risk and Cybersecurity. The Fund and the Investment Manager rely extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain investments, monitoring its portfolio and net capital, processing investor data and administration of the Fund and generating risk management and other reports, all of which are critical to oversight of the Fund’s activities. Certain of the Fund’s, the General Partner’s and the Investment Manager’s operations will be dependent upon systems operated by third parties, including prime broker(s), administrators, depositaries, market counterparties and their sub-custodians and other service providers. The Fund’s service providers, including any Affiliated Service Providers, may also depend on information technology systems and, notwithstanding the diligence that the Fund may perform on its service providers, the Fund may not be in a position to verify the risks or reliability of such information technology systems.

The Fund, the General Partner, the Investment Manager, issuers, their respective affiliates and their respective service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to the Fund, Limited Partners or issuers, without limitation, by interfering with the processing of Limited Partner transactions, affecting the Fund’s or an issuer’s ability to conduct valuations or impeding or sabotaging trading. The Fund and issuers may incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, payments made and costs incurred in connection with ransomware attacks, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Fund, the General Partner and the Investment Manager (which in turn are generally entitled to indemnification by the Fund) and issuers to civil liability as well as regulatory inquiry and/or action. Limited

Partners could also be exposed to losses resulting from unauthorized use of their personal information. Similar types of cybersecurity risks also are present for issuers of securities in which the Fund invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers causing the Fund’s investment to lose value. In addition, there are increased risks relating to the Investment Manager’s, Affiliated Service Providers’ and issuers’ reliance on their computer programs and systems when their personnel are required to work remotely for extended periods of time, including in connection with events such as the outbreak of infectious disease or other adverse public health developments or natural disasters, which risks include an increased risk of cyber-attacks and unauthorized access to their computer systems.

Artificial Intelligence and Machine Learning Developments. Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to Apollo, the Fund and the Fund’s issuers. Apollo employs a risk-based framework for overseeing use of Machine Learning Technology in connection with its business activities, including investment activities and has implemented an internal policy governing use of Machine Learning Technology (the “AI Policy”). Apollo, in its discretion, may modify or amend the AI Policy at any time. Notwithstanding the AI Policy, Apollo personnel, senior advisors, industry advisors and other associated persons of the Apollo Group (as defined herein) or any of its affiliates could, unbeknownst to Apollo, utilize Machine Learning Technology in contravention of the AI Policy. Apollo, the Fund and the Fund’s Issuers could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to Apollo, also use Machine Learning Technology in their business activities. Apollo, the Fund and the Fund’s issuers will not be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information (including MNPI (as defined below))-either by third parties in contravention of non-disclosure agreements, or by Apollo personnel or the aforementioned Apollo advisors and affiliates in contravention of Apollo’s policies-into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users.

Independent of its context of use, Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, potentially materially so, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent that Apollo, the Fund or the Fund’s issuers are exposed to the risks of Machine Learning Technology use, including through any Investment it may hold, any such inaccuracies or errors could have adverse impacts on Apollo, the Fund or the Fund’s issuers.

Machine Learning Technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict all future risks that may arise from such developments.

Data Protection Risk. The Fund, the General Partner and/or the Investment Manager’s processing of personal data associated with their staff and representatives, natural person investors, service provider representatives, and others, including the use of third-party processors and cloud-based services to, among other things, store and maintain personal data, imposes legal and regulatory risks. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop. For example, certain activities of the Fund, the General Partner and/or the Investment Manager, are (and certain activities of other members of the Apollo Group may, for example, be) subject to the European Union’s General Data Protection Regulation (“GDPR”), which came into effect on May 25, 2018, and created a range of new compliance obligations regarding the handling of personal data and introduced new obligations on data controllers and data processors and rights for data subjects including:

•
accountability and transparency requirements which require data controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing;

•
obligations to consider data privacy as any new products or services are developed and limit the amount of information collected, processed, stored and its accessibility;
•
providing data subjects with personal data in a useable format on request and erasing personal data in certain circumstances;
•
ensuring and maintaining at all times an appropriate level of security; and
•
reporting of breaches without undue delay (72 hours where feasible).

The GDPR also gives stronger enforcement powers to data protection authorities and significantly increases fines for non-compliance with obligations relating to personal data. The implementation of the GDPR has required substantial amendments to the Apollo Group’s policies and procedures. While the Fund, General Partner and/or Investment Manager, and other members of the Apollo Group intend to comply with their privacy and data protection obligations under GDPR and other applicable laws, such as the UK General Data Protection Regulation (“UK GDPR”), the California Consumer Privacy Act or the Cayman Islands Data Protection Act (as amended), they may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the law. The failure of the Fund, General Partner and/or Investment Manager, or another member of the Apollo Group indirectly providing services to the Fund to comply with privacy and data protection laws could result in negative publicity and may subject the Fund to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities or penalties. And if privacy or data protection laws are implemented, interpreted or applied in a manner inconsistent with the Apollo Group’s expectations, that may result in business practices changing in a manner that adversely impacts the Fund. Moreover, if the Fund, General Partner and/or Investment Manager, or other members of the Apollo Group suffer a security breach impacting personal data, there may be obligations to notify government authorities or stakeholders, which may divert the Investment Manager’s time and effort and entail substantial expense.

The EU GDPR was implemented into laws enforceable in the U.K. by the Data Protection Act 2018. The U.K. formally left the EU on January 31, 2020. Following withdrawal from the EU, the U.K. entered a transition period lasting until December 31, 2020, during which EU law continued to apply in the U.K. (and any new EU legislation that took effect before the end of the transition period also applied to the U.K.). Following the end of such transition period, the GDPR (as it existed on December 31, 2020) has been retained in U.K. law as the “UK GDPR”, which applies in the U.K. from January 1, 2021. Given the dual regimes, the U.K.’s withdrawal from the EU may therefore lead to an increase in data protection compliance costs for any of the issuers of the Fund that have operations in the U.K. and the EU, although as the UK GDPR is (for the time being) substantially similar to the EU GDPR (but with necessary national variations), and as the European Commission have issued a finding of data protection adequacy for the U.K., such compliance costs may not be significant. However, to the extent that the UK GDPR and EU GDPR begin to diverge, and if a finding of data protection adequacy for the U.K. is revoked by the European Commission, such issuers could face substantial additional data protection compliance costs in the long term (e.g., in the form of a greater dual regulatory compliance burden and the costs of implementing data transfer safeguards).

The Administrator and its affiliates may act as a data controller of investors’ personal information in order to comply with their legal and/or contractual obligations and in furtherance of their legitimate business interests. For further information investors may access the Administrator’s privacy notice at: https://citco.com/footer/privacy-policy/.

Location and Infrastructure. Apollo maintains its headquarters in New York City, with other offices in North America, Europe and Asia. Loss of its space in one or more of the foregoing offices and/or key personnel in such offices, whether through fire, terrorist action, earthquake or another catastrophic event or a pandemic, could adversely affect the Fund’s operations and its investment returns. A serious impairment to the infrastructure of such offices, such as extended loss of power or a prolonged restriction of physical access to a building (including by governmental authorities or due to an infectious disease outbreak or natural disaster), also could adversely affect the operations and investment returns of the Fund. The General Partner and the Investment Manager expect to maintain offsite data back-up and recovery and have a business continuity and disaster recovery plan for offsite operation, but the risk of disruption of operations remains. Similar risks apply to the Fund’s service providers (including its broker-dealers and other custodians of the Fund’s assets, as well as Affiliated Service Providers) and issuers.

Risk of Apollo Financial Distress and Operational Impairment. If Apollo were to suffer significant financial distress (including due to extraordinary market conditions), a change of control and/or loss of access to credit, the Fund could be adversely affected and fail to fulfill its investment objective. Such negative effects could include the default by Apollo and/or its affiliates on their commitments to the Fund, which in turn might reduce the assets available to secure borrowings by the Fund and/or adversely affect borrowings already incurred by the Fund, as well as the loss of the ability of the Investment Manager to retain employees and provide its previous or anticipated quality of service.

Computer and Algorithmic Research Tools. Research and creative tools that harness generative artificial intelligence (collectively, “Computer and Algorithmic Research Tools”), as well as other machine learning techniques, will continue to become more accessible to Apollo, to the Fund and to the Fund’s portfolio investments. Prospective investors should anticipate that Apollo will utilize Computer and Algorithmic Research Tools in connection with its business activities, including investment activities. The use of Computer and Algorithmic Research Tools brings with it known, anticipated and as-yet-unknown risks and conflicts, including the risk that Apollo’s compliance and operational policies and procedures will not anticipate every potential issue and conflict, and that Apollo’s surveillance and control systems might not be sufficient to identify every instance of non-compliance. Among other things, this means that Apollo’s policies and procedures relating to Computer and Algorithmic Research Tools will continue to evolve rapidly, and without notice to investors. As is the case with all third-party services and products, Apollo will endeavor to exercise appropriate levels of review and testing before deployment, but the relative novelty of Computer and Algorithmic Research Tools likely will result in more incorrect or unclear inputs into Apollo’s investment and operations processes. This could lead to an increase in interpretative issues, errors of judgement and systems errors, notwithstanding the benefits that deploying new services and products is expected to create. Where appropriate, Apollo will work with providers and vendors to improve or fix licensed services and products, but that will not always be the case. To the extent that Apollo develops proprietary Computer and Algorithmic Research Tools, similar risks will exist. Any fees, costs and expenses arising from or in connection with Computer and Algorithmic Research Tools charged by third-party providers or vendors and/or incurred in-house by the General Partner and its personnel could be borne by the Fund and allocated among the applicable Apollo Clients in accordance with Apollo’s expense allocation procedures and treated as Operating Expenses.

Apollo’s use of Computer and Algorithmic Research Tools will be subject to Apollo’s policies and procedures on cybersecurity, privacy, confidentiality. However, the effectiveness of those policies when using Computer and Algorithmic Research Tools is dependent on the licensor adhering to its contractual commitments and to applicable law, as well as the effectiveness of the licensor’s (and Apollo’s) cybersecurity, systems and other structural safeguards being effective in design and operation. To the extent that there is breach or failure in any of these safeguards, Limited Partners could be harmed by the theft, misappropriation or release of their confidential information, or by an impairment in the value of the Fund’s investments directly or indirectly caused by such breach or failure.

Independent of its context of use, certain varieties of Computer and Algorithmic Research Tools are generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Computer and Algorithmic Research Tools utilize to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Computer and Algorithmic Research Tools. Such models also are subject to inherent bias (owing to the structure of their initial programming) as well as acquired biases (reflecting the data upon which they were trained). To the extent that Apollo, the Fund or the portfolio companies are exposed to the risks of using Computer and Algorithmic Research Tools, any such inaccuracies or errors could have adverse impacts on Apollo, the Fund or the portfolio companies.

Future Investment Techniques and Instruments. Subject to the terms of the Fund’s governing documents and applicable law, the Investment Manager may employ new investment techniques or invest in new instruments that are expected to help achieve the Fund’s investment objectives. Such investment techniques or instruments may entail risks not described herein. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings, which could result in unsuccessful investments and, ultimately, losses to the Fund. In addition, any new investment technique or instrument developed by the Investment Manager may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks.

Disruptions and Innovations. Recent technological and other innovations have disrupted numerous established industries and those with incumbent power in them. As technological and other innovation continues to advance rapidly, it could impact one or more of the Fund’s strategies. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time the Fund made such investment and may adversely impact the Fund and/or its portfolio investments. Furthermore, the Investment Manager could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.

Catastrophe Risk. The Fund may have exposure to losses resulting from natural and man-made disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather and fires. The incidence and severity of such catastrophes are inherently unpredictable and the Fund’s losses from catastrophes could be substantial. The occurrence of claims from catastrophic events is likely to result in substantial volatility in the Fund’s financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on the Fund or an issuer’s ability to write new business. The Investment Manager expects that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future. Although the Investment Manager will attempt to manage the Fund’s exposure to such events, a single catastrophic event could affect multiple geographic regions and lines of business or the frequency or severity of catastrophic events could exceed the Investment Manager’s estimates, either of which could have a material adverse effect on the Fund’s financial condition or results of operations.

Digital Assets. The Fund can make investments in or relating to digital currencies or assets, decentralized application tokens, protocol tokens, non-fungible tokens (NFTs), blockchain assets, smart contracts, assets based on distributed ledgers and other crypto-assets (collectively, “Digital Assets”), as well as portfolio investments in the equity, debt or other similar securities or instruments of companies related thereto and, as a consequence, the aggregate return of the Fund may be substantially adversely affected by the unfavorable performance of Digital Assets as an asset class.

Digital Assets are relatively new, evolving products based upon new and evolving technologies. The future development and growth of Digital Assets is subject to a variety of factors that are difficult to predict and evaluate. Any such investment is highly speculative and subject to the risk of total loss of value. Digital Assets may also be difficult to value accurately, and in some cases, may have no value. Digital Assets may also experience unusual and substantial volatility. An investment in any Digital Asset is subject to a variety of risks, including technological, security and regulatory risks, as well as associated uncertainties over the future existence, support and development of such Digital Asset. Digital Asset derivatives, such as futures or options on futures on a Digital Asset, are also a relatively new asset class, and trading in these instruments, like trading in the Digital Assets themselves, carries a high level of risk. Investments in Digital Asset derivatives, like direct investments in Digital Assets, should be considered substantially more speculative and volatile, and therefore subject to the risk of total loss of capital. Substantial investments in Digital Assets make the Fund more susceptible to risks associated with a single economic, political or regulatory occurrence than a more diversified portfolio might be. In addition, changes in the value of Digital Assets have historically been correlated, so the Fund could be subject to significant losses if Digital Assets, as an asset class, decline in value, and the losses could increase even further if the Digital Assets cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances.

Many factors may affect the price of Digital Assets, including, but not limited to, market conditions of, and overall sentiment towards, crypto assets and the crypto industry more generally; supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates; future regulatory measures (if any) impacting the trading of Digital Assets or the use of Digital Assets; and national and international economic and political conditions. There is no assurance that Digital Assets will maintain any long-term value, or that adoption of Digital Asset payments by mainstream retail merchants and commercial businesses will continue to grow or even remain at existing levels.

Digital Assets may also be subject to theft or misappropriation if entities or individuals custodying the assets, such as Digital Asset exchanges, custodians or counterparties, are subject to cyberattacks, hacking or securities breaches, or the Digital Assets themselves or their underlying networks are vulnerable due to flaws in fundamental core code. Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. Given the lack of physical tangibility, once stolen, taken or otherwise misappropriated, Digital Assets can be moved and dispersed quickly, making them extremely difficult to recover or even trace, even when transactions are recorded on digital ledgers.

Digital Assets are subject to a highly evolving and uncertain regulatory landscape. The price of Digital Assets may be adversely impacted by adverse regulatory or legal action impacting industry participants, such as Digital Asset exchanges.

Investments in Digital Assets present unique risks associated with custody of Digital Assets. Pursuant to the custody rule under the Advisers Act, Rule 206(4)-2, registered investment advisers that have custody of client “funds” or “securities” must maintain those assets with a “qualified custodian,” as that term is defined under the custody rule. In connection with a February 2023 proposal to amend the custody rule, the SEC expressed the view that most Digital Assets are securities or funds (within the meaning of the custody rule) and therefore must be maintained with a qualified custodian. Certain companies providing Digital Asset custodial services fall outside of the SEC’s definition of “qualified custodian,” and many long-standing, prominent qualified custodians do not provide custodial services for Digital Assets or provide such custodial services only with respect to a limited number of actively traded Digital Assets. Although Apollo seeks to custody Digital Assets with custodians that meet the definition of qualified custodian, in light of the SEC’s view on the application of the custody rule, certain custodians that an investment adviser uses for Digital Assets could be deemed not to be “qualified custodians” or may have less secure or less well-established safeguards for the custody of Digital Assets than those of qualified custodians that hold traditional currencies, commodities and securities. Furthermore, the treatment of Digital Assets under U.S. insolvency law is evolving rapidly and subject to change. In the event of a bankruptcy or other insolvency event affecting a Digital Asset custodian, it is unclear whether and to what extent Digital Assets held by the Fund would be deemed to be included in the custodian’s bankruptcy estate. Companies providing Digital Asset custodial services may also be based in non-U.S. jurisdictions that are subject to regulatory regimes that are new and untested in courts of law or that lack precedent concerning the insolvency of Digital Asset custodians. Digital Asset custodians are also generally subject to heightened risk of unauthorized withdrawals, loss or theft. Transactions in Digital Assets may also be consummated through digital asset exchanges which are relatively new and largely unregulated and may therefore be more exposed to theft, fraud and failure than established, regulated exchanges for other products. Investors are advised to review the Fund’s offering and/or governing documents for a more extensive description of the risks posed potential investments in Digital Assets, including disclosures required by the National Futures Association.

Trade Errors. The Investment Manager has adopted a policy for the purpose of addressing trade errors that may arise, from time to time, with respect to the securities transactions of the Fund. The Investment Manager, pursuant to the policy, will seek to identify and correct any trade errors in an expeditious manner. The determination of whether or not a trade error has occurred will be in the discretion of the Investment Manager, and investors should be aware that, in making such determinations, the Investment Manager will have a conflict of interest.

No Market for Interests; Restrictions on Transfer. The Interests will not be registered under the “Securities Act, or the securities laws of any state or other jurisdiction, and are being offered and sold in reliance on exemptions from the registration requirements of the Securities Act and such laws. The Interests are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and other applicable securities laws. Investors’ subscription agreements (each, a “Subscription Agreement”) and the Partnership Agreements contain representations and impose restrictions on transferability designed to assure that the conditions of the exemptions from such registration requirements are met. Other than certain transfers to certain affiliates as more particularly described in the Partnership Agreements, the Interests may not be sold, mortgaged, charged, assigned, pledged or otherwise transferred, directly, indirectly or synthetically in any manner whatsoever without prior notice to and approval by the General Partner, which may be withheld in certain circumstances. Among the factors considered in granting or withholding consent to such an assignment or transfer are, among other things, whether Apollo has an existing relationship with a prospective transferee. In general, U.S. investors and

non-U.S. investors may be subject to transfer restrictions (both in terms of whether they may transfer at all and to whom they may transfer). Investors may also not be permitted to transfer all or any part of their Interests to a person, if such a transfer gives rise to U.S. Committee on Foreign Investment in the United States (“CFIUS”) or national security considerations with respect to the Fund or actual or potential investments of the Fund.

There is no market for the Interests and none is expected to develop. Therefore, it may be difficult to obtain reliable information about the value of the Interests and each prospective investor must consider its investment to be illiquid and must be aware that it will be required to bear the financial risks of owning an Interest for an indefinite period of time. Unless the General Partner determines otherwise, the benefits of any Other Agreement (as defined in the Partnership Agreement) will not be transferable, nor, in the case of a transfer to an existing Limited Partner that has the benefit of an Other Agreement, will additional rights accrue to such transferee by virtue of any increase in the size of its investment in the Fund. Further, in connection with any such transfer, the transferring Limited Partner may forfeit any such rights, as determined by the General Partner, in its sole discretion.

Liability of Limited Partners. Apollo IG Core has been organized as a Delaware limited partnership. Generally, a Limited Partner should not be personally liable for the debts of the Fund except that, in the event the Fund is otherwise unable to meet its obligations, the Limited Partners may, under applicable law, be obligated to repay amounts previously received by them to the extent such amounts are deemed to have been wrongfully distributed to them subject to certain limitations set forth in the Partnership Agreements, this Annual Report or under applicable law. In addition, any Limited Partner’s capital is susceptible to risk of loss as a result of any liability of the Fund irrespective of whether such liability is attributable to an investment to which such Limited Partner did not contribute any capital or otherwise participate.

Indemnification and Exculpation. To the fullest extent permitted by applicable law and unless the General Partner otherwise determines, the General Partner, the Investment Manager, the Partnership Representative (as defined in the Partnership Agreements), their affiliates, each officer, director, manager, employee or any direct or indirect partner, member, stockholder, agent or legal representative of the foregoing, including persons formerly serving in such capacities, and such other persons contemplated by the Partnership Agreements (each, an “Indemnified Person”) will not be liable to any Partner or the Fund for indemnified losses arising from any action taken or omitted to be taken by such Indemnified Person, unless such indemnified losses result from such Indemnified Person’s act or omission constituting a Triggering Event (as defined in the Partnership Agreements) provided, that no such indemnity shall be available with respect to any action (other than for indemnification); brought by an Indemnified Person against each Partnership or any action to the extent relating exclusively to an internal dispute among the partners or employees of the General Partner or the Investment Manager. To the fullest extent permitted by applicable law, the Fund will be required to indemnify each Indemnified Person for any indemnified losses incurred by such Indemnified Person or to which such Indemnified Person may be subject at any time by reason of its activities in connection with the conduct of the business or affairs of the Fund or an issuer, unless such indemnified losses result from an Indemnified Person’s act or omission constituting a Triggering Event. For the avoidance of doubt, such provisions will not act as a waiver by any Limited Partner of any rights under applicable U.S. securities laws or other laws, the applicability of which is not permitted to be waived.

Any Indemnified Person may first seek indemnification or advancement from the Fund (which indemnification or advancement will be considered an Operating Expense of, and be borne by, the Fund) prior to seeking to cause such amounts to be borne by any other indemnitor (including any insurance maintained by Apollo, the General Partner, the Fund or the applicable issuer), regardless of the ultimate allocation of the corresponding liabilities; provided, that no such advancement of expenses not otherwise covered by insurance shall be made to any Indemnified Person with respect to any derivative action against such Indemnified Person or a direct action against such Indemnified Person, in each case, brought by at least a Majority-in-Interest (as defined in the Partnership Agreements) of the Limited Partners.

For example, in their capacity as directors of issuers, the officers, directors, partnership representative, partners, members, managers, employees and shareholders of the General Partner, the Investment Manager or their respective affiliates may be subject to derivative or other similar claims brought by shareholders of such companies. The fees, costs and expenses (whether or not advanced) and other liabilities resulting from the Fund’s indemnification obligations are generally Operating Expenses and will be paid by or otherwise satisfied out of the assets of the Fund, including the Capital Accounts of the Limited Partners. The application of the foregoing standards may result in Limited Partners having a more limited right of action in certain cases than they would in the absence of such standards. In particular, a “gross negligence” standard of care has been held in some jurisdictions to involve conduct that is closer to willful misconduct. As a result of these considerations, even though such provisions in the Partnership Agreements will not act as a waiver on the part of any Limited Partner of any of its rights under applicable U.S. securities laws or other laws, the applicability of which is not permitted to be waived, the Fund may bear significant financial losses even where such losses were caused by the negligence (even if heightened) of such Indemnified Persons. Such financial losses could have an adverse effect on the returns to the Limited Partners and, if the assets of the Fund are insufficient to satisfy the Fund’s indemnification obligations, may result in the recall by the General Partner of distributions previously made to the Limited Partners, subject to certain limitations set forth in the Partnership Agreements.

Recourse to the Series’ Assets. The assets of the Series, including all investments made by, and any capital held by, the Series, are available to satisfy all liabilities and other obligations of each such Series including indemnification of Indemnified Persons. If a Series becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to such Series’ assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability. This will limit the Limited Partners’ ability to use their Interests as collateral for other indebtedness (which, in any case, would be subject to the consent of the General Partner, in its discretion). At any time, the General Partner and/or Investment Manager has the ability to cause the Series and/or related entities, including subsidiaries and Special Purpose Vehicles, including newly-formed entities, to enter into “NAV” facilities or similar financing arrangements the effect of which, among other things, could accelerate the receipt of incentive allocation by the General Partner. In connection with such transactions, the General Partner and/or Investment Manager has the ability to pledge the investments of the Series, including on a cross-collateralization basis. Such financing arrangements will not be considered borrowings by the Series for purposes of the limitations on borrowings (or any limits on issuing additional interests) by the Series that are set forth in the Partnership Agreements. A Limited Partner may also be required to fund amounts to repay certain credit facilities, such as “NAV” facilities, incurred in connection with an investment or managing the Fund’s investment portfolio even if such Limited Partner did not participate in the relevant investment(s) in connection with which such borrowings were incurred. See also “—Certain Risks Relating to the Fund’s Investments—Financing Arrangements” below. For the avoidance of doubt, to the extent the borrowings of a Parallel Fund are cross-collateralized by the capital commitments to one or more other Parallel Funds, such other Parallel Funds (or the limited partners of such other Parallel Funds) will be required to satisfy the borrowing Parallel Fund’s obligations.

As a result of the potential recourse obligations of the Fund described above, liabilities relating to investments in which a Partner has, for example, a small sharing percentage, could adversely impact investments in which such Partner holds a greater sharing percentage. In addition, where Co-Investors or other third-party investors participate in an investment, the Fund will (where the General Partner deems appropriate) guarantee an amount in excess of its proportionate interest in the investment, including amounts in respect of the interests of Co-Investors or other third parties, which could remain outstanding on a temporary or ongoing basis over the term of the investment. In these circumstances, a Series will bear a disproportionate amount of the liabilities and costs associated with the relevant guarantee or other credit support, and the assets of the Series, including the relevant investment as well as the assets of such Series, generally will be available to satisfy such liabilities and costs.

In addition to secured financing arrangements, the Fund could employ preferred financing arrangements with respect to some or all of its investments. In such arrangements, a financing provider (which could be a third party or an Apollo affiliate or Apollo Client, or a portfolio company, issuer or other investment vehicle thereof) typically provides cash liquidity in exchange for the right to receive a return of such amount plus a preferred return thereon prior to the return of any additional proceeds to the Fund. Subject to the Partnership Agreements, such arrangements could be employed to accelerate distributions to Limited Partners or to provide for additional capital for new or follow-on investments by the Fund. These arrangements could result in the Fund receiving a lower overall return of distributions than it would otherwise have received if, for example, an investment is held for a long period of time, resulting in a compounding preferred return in favor of the financing provider, or where the proceeds of the financing are reinvested in investments that do not perform as well as the original investments that were subject to the financing arrangement.

In general, the use of short-term margin borrowings results in certain additional risks to the Fund. For example, should the securities pledged to brokers to secure the Series’ margin accounts decline in value, the Fund could be subject to a “margin call,” pursuant to which the Fund must either deposit additional funds or securities with the broker or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of the assets of the Series, the Series might not be able to liquidate assets quickly enough to satisfy its margin requirements.

The Fund may be subject to margin calls in connection with its derivative transactions that are subject to initial and variation margin requirements. The dynamic nature of the margin models utilized by the clearinghouses and counterparty dealers and the fact that the margin models might be changed at any time could subject the Fund to an unexpected increase in collateral obligations to clearinghouses and counterparties during a volatile market environment, which could have a detrimental effect on the Fund. Clearinghouses and counterparties may also limit the collateral that they will accept to cash, U.S. treasuries and, in some cases, other highly rated sovereign and private debt instruments, which in certain circumstances would require the Fund to borrow eligible securities from a dealer to meet margin calls and would raise the costs of cleared trades to the Fund.

Execution Risks and Trade Errors. In order to seek positive returns in global markets, the Fund’s trading and investments could involve multiple portfolio investments, multiple brokers and counterparties and multiple strategies. As a result, the execution of the trading and investment strategies employed by the Fund may require the rapid execution of trades, a high volume of trades, complex trades, difficult-to-execute trades, use of negotiated terms with counterparties, such as in the use of derivatives, and the execution of trades involving less common or novel portfolio investments. In each case, the Fund seeks best execution and has trained execution and operational staff who execute, settle and clear such trades. However, in light of the high volumes, complexity and global diversity involved, some slippage, errors and miscommunications with brokers and counterparties may occur and could result in losses to the Fund. In such circumstances, the Fund will evaluate the merits of potential claims for damage against brokers and counterparties who are at fault and, to the extent practicable, will seek to recover losses from those parties. In its sole discretion, the General Partner may choose to forego pursuing claims against brokers and counterparties on behalf of the Fund for any reason, including the cost of pursuing claims relative to the likely amount of any recovery and the maintenance of its business relationships with brokers and counterparties. In addition, the General Partner and Investment Manager’s own execution and operational staff may be solely or partly responsible for errors in placing, processing, and settling trades that result in losses to the Fund. The General Partner and Investment Manager are not liable to the Fund for losses caused by brokers or counterparties or its own negligence or contributory negligence. The General Partner and Investment Manager may be liable to the Fund for acts that constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for such their duties to the Fund or the Limited Partners or for damages resulting from intentional violations of securities laws. Interests in the Fund are only available for subscription by investors who understand that they and the Fund are waiving potential claims for damages arising from the operation of the Fund, including damages resulting from the General Partner or Investment Manager’s own negligence or contributory negligence, and expect some execution losses to the Fund.

Operational Risk. The Fund depends on the Investment Manager to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in the Fund’s operations, can cause the Fund to suffer financial loss, the disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage. The Fund’s business is highly dependent on its ability to process, on a daily basis, a large number of transactions across numerous and diverse markets. Consequently, the Fund relies heavily on its financial, accounting and other data processing systems. The ability of its systems to accommodate an increasing volume of transactions could also constrain the Fund’s abilities to properly manage its portfolios. Limited Partners are generally not notified of the occurrence of an error or the resolution of any error. Generally, the General Partner and its affiliates will not be held accountable for such errors, and the Fund may bear losses resulting from such errors.

Changes in Investment Focus. The Fund is not restricted in terms of the percentage of its capital that can be invested in a particular industry. While this Annual Report contains information about Apollo’s expectations with respect to the Fund, many factors can contribute to changes in emphasis in the construction of the portfolio, including changes in market or economic conditions or regulations as they affect various industries and changes in the political or social situations in particular countries. There can be no assurance that the investment portfolio of the Fund will resemble the investment portfolio of any prior or other Apollo fund.

Over-the-Counter Trading. The Fund’s investment and hedging strategies may involve it or its issuers engaging in forward currency contracts and options, as well as currency and credit default swaps and other derivatives. There is no limitation on daily price movements on these instruments and speculative position limits are not currently applicable. The principals who deal in these markets are not required to continue to make markets and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain contracts or have quoted prices with unusually wide spreads between the prices at which they were prepared to buy and those at which they were prepared to sell. Disruptions can also occur in any market in which the Fund or any of its issuers trades due to unusually high trading volume, political intervention or other factors. The imposition of controls by governmental authorities might also limit such trading to less than that which the Investment Manager would otherwise recommend, to the possible detriment of the Fund. Market illiquidity or disruption could result in significant losses to the Fund.

Incentive Allocation to the General Partner. The General Partner (or an affiliate thereof) may be entitled to receive incentive allocations. Such incentive allocations will create an incentive for the General Partner to make investments that are riskier or more speculative than would be the case if such an arrangement were not in effect.

Private Offering Exemption. The Fund intends to offer Interests on a continuing basis without registration under any securities laws in reliance on an exemption for “transactions by an issuer not involving any public offering.” While the Fund believes reliance on such exemption is justified, there can be no assurance that factors such as the manner in which offers and sales are made, concurrent offerings by other companies, the scope of disclosure provided, failures to make notices, filings, or changes in applicable laws, regulations or interpretations will not cause the Fund to fail to qualify for such exemptions under U.S. federal or one or more states’ securities laws. Failure to so qualify could result in the rescission of sales of Interests at prices higher than the current value of those Interests, potentially materially and adversely affecting the Fund’s performance and business. Further, even non-meritorious claims that offers and sales of Interests were not made in compliance with applicable securities laws could materially and adversely affect the Fund’s and the Investment Manager’s ability to conduct the Fund’s business.

ERISA Plan Assets Risks. The Fund intends to restrict the acquisition of interests by Benefit Plan Investors (as defined below) in the Aggregators in order to avoid the treatment of assets of the Aggregators as “plan assets”. However, there can be no assurance that any Aggregators will be treated as not holding “plan assets” of investing Plans (as defined below). A“Benefit Plan Investor” means (i) any employee benefit plan which is subject to Part 4 of Title I of ERISA, (ii) any plan to which Section 4975 of the Code applies and (iii) any entity whose underlying assets include plan assets by reason of a plan’s investment in the entity. A "Plan" means (i) employee benefit plans subject to Title I of ERISA and plans, arrangements and (ii) accounts subject to Section 4975 of the Code.

If the assets of the Aggregators were deemed to constitute the assets of an investing Benefit Plan Investor, the operation and administration of the Aggregators, and the duties, obligations and liabilities of the Investment Manager and the General Partner, would be subject to the fiduciary responsibility provisions of ERISA and the prohibited transaction provisions of ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). Specifically, in such circumstances, certain investments by the Aggregators may not be permitted, and transactions between the Aggregators, the General Partner and the Investment Manager or their respective affiliates may be prohibited transactions or need to be restructured. Moreover, the fiduciary causing the Benefit Plan Investor to make an investment in Interests could be deemed to have delegated its responsibility to manage the assets of the Benefit Plan Investor to the Investment Manager or the General Partner, and, to the extent such delegation was improper, the fiduciary could be liable, either directly or under the co-fiduciary rules of ERISA, for the acts of the Investment Manager or the General Partner.

Agreements with Certain Investors. The General Partner, the Investment Manager and/or the Fund will enter into Other Agreements with Limited Partners without the approval of any other Limited Partner, which has the effect of establishing rights under, altering or supplementing the terms of, or confirming the interpretation of the applicable Partnership Agreements (including a Subscription Agreement) in order to meet certain requirements or requests of such Limited Partners.

Apollo could establish one or more investment vehicles through which it will offer certain qualified Apollo professionals, employees and other related persons the opportunity to invest in the Fund. Each such vehicle will subscribe to the Fund, and, unless otherwise determined by the General Partner, no portion thereof (including any portion made through any such vehicle) or other subscription made through such investment vehicle(s) will be assessed any management fees or incentive allocation with respect to the Fund.

Failure to Vote. From time to time during the term of the Fund, the General Partner is expected to require or otherwise solicit the vote, consent or waiver of Limited Partners in connection with a proposed action or event relating to the Fund, the General Partner, the Investment Manager or their respective affiliates. The outcome of any such vote, consent or waiver could adversely impact a Limited Partner. Subject to the terms of the Partnership Agreements, any such vote, waiver or consent will be tabulated or made as if (subject to certain exceptions specified in the Partnership Agreements) any Limited Partner that abstains from, or fails to respond in the affirmative or negative with respect to such vote, consent or decision prior to any deadline established by the General Partner for such response were not a Partner. In the event that such failure is not intentional on the part of the relevant Limited Partner (for example, if the related solicitation by the General Partner has been unintentionally overlooked or the response time is not sufficient for the relevant Limited Partner), the wishes of the relevant Limited Partner will not be taken into account in determining the outcome of any such solicitation by the General Partner.

Strategic Partnerships. Apollo has established, and may in the future establish, investment vehicles, accounts or programs between one or more investors and the General Partner, the Investment Manager or one or more of their respective affiliates: (i) that are advised or managed on a discretionary or non-discretionary basis by Apollo, the Investment Manager or one or more of their respective affiliates, and (ii) that commit, contribute, allocate or co-invest significant capital to a range of platforms of products, investment ideas and asset classes made available by Apollo, including the strategy of the Fund (“Strategic Partnerships”). Such Strategic Partnerships can be treated in a manner generally similar to Feeder Funds with respect to matters such as default, excuse, exclusion and other similar provisions and for determining the outcome of a Limited Partner vote. Such arrangements include Apollo granting certain preferential terms to such investors, including blended management fees, incentive allocation or carried interest rates that are lower than those applicable to the other Limited Partners or a reduction of management fees, incentive allocation and carried interest to rates that are lower than those applicable to the other Limited Partners, or entering into co-investment relationships with such investors, which may provide for the investor to be offered certain co-investment opportunities on a priority basis and/or on preferential terms when such opportunities arise.

Where management fees, incentive allocation and carried interest are applicable at the level of any dedicated vehicles or accounts through which such investors participate in Apollo Clients, such terms may include a waiver of management fees, incentive allocation and/or carried interest on their investment in the Fund. In any event, where (i) any such vehicles or accounts invest in the Fund on the same terms as the Limited Partners or co-invest with the Fund on the same terms as the Fund, but at the level of such vehicles or accounts apply a lower blended management fee, incentive allocation or carried interest rate to their portfolio as a whole or (ii) any such vehicles or accounts invest in the Fund on preferential terms or co-invest with the Fund on preferential terms, such direct or indirect preferential terms (or other preferential terms set forth in the governing documents of such vehicles or accounts, including any co-investment terms) will not be subject to “most favored nation” provisions, if any. This will be the case even in those instances where “most favored nations” or other similar provisions (if any) suggest that they ought to apply to the terms set forth in the governing document of such vehicles or accounts.

Distributions in Kind. The potential exists that one or more portfolio investments will not be able to be liquidated prior to the liquidation of the Fund or the General Partner otherwise believes it is appropriate to make a distribution in kind, in which case the General Partner could elect to distribute in kind the securities of such portfolio investments. Although it is the general intention of the General Partner to make all distributions in cash, at any time and from time to time prior to the liquidation of the Fund, the Fund may distribute in kind one or more portfolio investments, which may not be limited to marketable securities to the Partners. In addition, pursuant to the Partnership Agreements, and subject to the final sentence of this paragraph, with respect to any distribution a portion of which is to be made in kind and a portion of which is to be made in cash, such in kind and in cash portions will be distributed to all Limited Partners on a pro rata basis. Accordingly, Limited Partners may receive a disproportionate amount of a distribution in kind. In addition, when investments are distributed to Limited Partners in kind, such Limited Partners may then become a note or security holder of (or possibly shareholders in) the underlying portfolio investments and may be unable to protect their interests effectively. In connection with any sale of all or any portion of an investment, the cash proceeds of which will be distributed to the Limited Partners, the General Partner is permitted to distribute in kind to the General Partner only, rather than sell, all or any portion of such investment that is attributable to the General Partner, so long as such distribution in kind does not have material adverse effect on the Fund.

To the extent that a Limited Partner receives interests in one or more special purpose vehicles, such Limited Partner will generally have no control over when and at what price the investments in which such vehicles have an interest are sold. Payment to such Limited Partner of that portion of its liquidation proceeds attributable to portfolio investments held by one or more special purpose vehicles will be delayed until such time as such vehicles elect to liquidate such investments. To the extent that special purpose vehicles are established for the purpose of distributing interests to Limited Partners, such vehicles will generally be managed towards liquidation. The General Partner may, in certain circumstances, offer the Limited Partners an in-kind distribution of marketable investments in lieu of receiving a cash distribution, and there may be conditions associated with such a choice that renders such election unavailable to certain Limited Partners.

Upon the commencement of the dissolution and winding up process of the Fund, the Partnership Agreements do not impose a strict obligation on the General Partner to realize investments for cash. The General Partner will be required to use its commercially reasonable efforts to sell the Fund’s assets but is otherwise permitted to distribute assets in kind to the Limited Partners, including restricted securities. Investments distributed in kind may not be readily marketable or saleable and may have to be held by the Limited Partners for an indefinite period of time. If distributions are made of property other than cash, the amount of any such distributions will be accounted for at the fair value of such property. Widespread holding of in kind distributions, particularly of private illiquid investments, may entail a significant administrative burden. In addition, the direct holding of certain investments may subject the holder to suit or taxes in jurisdictions in which such investments are located.

Lack of Limited Partner Control Over Fund Policies and the Selection of Service Providers. The management, financing and disposition policies of the Fund are determined by the General Partner. These policies may be changed from time to time at the discretion of the General Partner without a vote of the Limited Partners or investors in other feeder funds. Any such changes could be detrimental to the value of the Fund. In addition, Limited Partners will have no right to participate in the day-to-day operation of the Fund, including investment and disposition decisions and decisions regarding the selection of service providers. The Limited Partners will not have the opportunity to evaluate any economic, financial and other information that will be utilized by the General Partner in its selection of investments, nor will Limited Partners receive any financial information issued by portfolio investments that is available to the General Partner. In addition, there is flexibility in the General Partner’s discretion regarding when investments must be realized. Finally, the General Partner and the Investment Manager will select the Fund’s service providers (which will include Affiliated Service Providers) and determine the compensation of such providers without the review by, or consent of, the Limited Partners or investors in any other feeder funds. The Limited Partners must therefore rely on the ability of the General Partner and the Investment Manager to select and compensate service providers in a manner beneficial to the Fund and to make investments and to manage and dispose of such investments.

Disclosure of Confidential Fund and Investor Information. Under the Partnership Agreements and the related Subscription Agreements, the Limited Partners may disclose information or matters relating to the Fund and its affairs if such disclosure is required by law, including in response to any governmental agency request or in connection with an examination by any regulatory authorities. In addition, the Limited Partners are expected to include persons or entities that are subject to state public records or similar laws that may compel public disclosure of confidential information regarding the Fund, its investments or its investors. There can be no assurance that such information will not be disclosed either publicly or to regulators, or otherwise. To the extent that the U.S. Freedom of Information Act, as amended, any state public records or similar laws would require a Limited Partner or any of its affiliates or agents or any person to whom disclosure is made by a Limited Partner to disclose information relating to the Fund, its investments or its investors, the General Partner may, in order to prevent any such potential disclosure that the General Partner determines in good faith is likely to occur, withhold certain of the information otherwise to be provided to such Limited Partner. Confidential fund information may also become subject to public disclosure or regulatory disclosure due to the relationship between the Fund and a public entity. In addition, in order to comply with regulations and policies to which the Fund, the General Partner, the Investment Manager, their respective affiliates, or any portfolio investments of the Fund or service providers (including financial institutions) are or may become subject to such freedom of information laws, or to satisfy regulatory or other requirements in connection with transactions, the Fund, the General Partner, the Investment Manager, their respective affiliates or one or more portfolio investments may be required to disclose information about the Limited Partners, including their identities and the identities of their beneficial owners, as well as information reasonably required in connection with any tax audit involving the Fund or any Limited Partner. Furthermore, the General Partner may, to the maximum extent permitted by applicable law or the Partnership Agreements, keep confidential from any Limited Partner any information (including information that constitutes “material non-public technical information” under Section 721 of the United States Defense Production Act of 1950, as amended (50 U.S.C. §4565), the United States Foreign Risk Review Modernization Act of 2018, as amended, and all rules and regulations thereunder, including those codified at 31 C.F.R. Part 800 et seq. and associated regulatory guidance) the disclosure of which the General Partner reasonably believes is required by law, agreement or otherwise to be kept confidential, or the General Partner determines in its sole discretion may have an adverse effect on (i) the ability to entertain, negotiate or consummate any proposed asset investment or any transaction, directly or indirectly, related to, or giving rise to, such proposed portfolio investment, (ii) the Fund, the General Partner, the Investment Manager or any of their affiliates or (iii) any person that is, directly or indirectly, the subject of a portfolio investment.

Possibility of Fraud or Other Misconduct of Employees and Service Providers. Misconduct by employees of the General Partner, the Investment Manager, service providers to the Fund and/or their respective affiliates (including Affiliated Service Providers) could cause significant losses to the Fund. Misconduct may include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments being considered by the Fund, the improper use or disclosure of confidential or material non-public information, which could result in litigation or serious financial harm, including limiting the Fund’s business prospects or future marketing activities and non-compliance with applicable laws or regulations and the concealing of any of the foregoing. Such activities may result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Apollo has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that the General Partner or the Investment Manager will be able to identify or prevent such misconduct.

Intellectual Property Risks. The Investment Manager will own (or otherwise have rights to) the intellectual property to be used to implement the Fund’s investment strategy. The Fund has no ownership or claim to such intellectual property. If such intellectual property were unavailable to be used on behalf of the Fund, the Fund would be adversely affected.

Electronic Delivery of Certain Documents. The Limited Partners will be deemed to consent to electronic delivery (including electronic mail (or other electronic communication) or posting to the Fund’s intranet website or other internet service in accordance with the Partnership Agreements) of (i) certain closing documents such as the Partnership Agreements and the Subscription Agreement; (ii) any notices or communications required or contemplated to be delivered to the Limited Partners by the Fund, the General Partner, the Investment Manager, or any of their respective affiliates, pursuant to applicable law or regulation (including the Advisers Act and the U.S. Gramm-Leach-Bliley Act, as amended), at the option of the person making such delivery; (iii) certain tax-related information and documents; and (iv) capital demand notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Limited Partners under the Partnership Agreements or under any Other Agreement. There are certain costs (e.g., online time) and possible risks (e.g., slow downloading time and system outages) associated with electronic delivery that will be borne by the Fund. Moreover, the General Partner cannot provide any assurance that these communication methods are secure and will not be responsible or liable for any computer viruses, problems or malfunctions resulting from any computer viruses or related problems that may be associated with the use of an internet-based system.

Substantial Fees and Expenses. The Fund pays the management fee, Organizational Expenses and Operating Expenses whether or not it makes any profits, as set forth in the Partnership Agreements. When Apollo pays such expenses on behalf of the Fund, Apollo will seek reimbursement from the Fund and, to the extent Apollo incurred a cost of capital for the time period between payment of the expense and reimbursement by the Fund, Apollo may include such amount in the amount reimbursed from the Fund (as determined by Apollo in its sole discretion with respect to (i) the calculation of the aggregate amount of the cost of capital and (ii) whether to include such amount as part of the reimbursement). It is difficult to predict the future expenses of the Fund, such expenses may be substantial, and neither the Fund’s expenses nor its fees (other than the amount of Organizational Expenses that may be borne by the Fund) are subject to any cap.

Certain Risks Relating to the Fund’s Investments

General Investment Risks. All investments involve risks, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Fund’s investment objectives will be achieved. The Fund may utilize investment techniques, such as leverage and swaps, which can in certain circumstances increase the adverse impact to which the Fund’s investment portfolio may be subject. None of the Fund, the General Partner, the Investment Manager, any of their respective affiliates or any other person makes any representation as to the Interests (including the accounting, capital, tax, legal, regulatory or other consequences of ownership of the Interests). The Limited Partners may not rely on any such person for a determination of the accounting, capital, tax, legal, regulatory or other consequences of ownership of the Interests. Each Limited Partner will represent to the Fund, the General Partner, and the Investment Manager, among other things, that it has consulted with its own financial, legal, regulatory, tax and other applicable advisors regarding its investment in the Interests (as such Limited Partner has deemed necessary) and that the investment by such Limited Partner is within its powers and authority, has been duly authorized by it and complies with all applicable laws.

Investment and Trading Risks. All investments in securities risk the loss of capital. The Investment Manager believes that the Fund’s investment strategy and research techniques moderate this risk through a careful selection of securities and other financial instruments. No guarantee or representation is made that the Fund’s strategy will be successful. The Fund’s investment program may utilize such investment techniques as leverage, margin transactions, short sales, swaps, options on securities and forward contracts, which practices may, in certain circumstances, increase the adverse impact to which the Fund may be subject. The Fund will invest in bonds or other fixed income instruments, including public and private non-investment-grade bonds, secured loans, second lien debt, convertible securities, options, swaps, collateralized loan obligations and other similar securities or participations therein. Such instruments may face ongoing uncertainties and exposure to adverse business, financial or economic conditions that could lead to an issuer’s inability to meet timely interest and principal payments. The market prices of such instruments are also subject to abrupt and erratic market movements and changes in liquidity and above-average price volatility, and the spread between the bid and asked prices of such instruments may be greater than those prevailing in other securities markets.

Lack of Liquidity of Investments. Many of the investments to be made by the Fund are likely to be illiquid or become illiquid following purchase. Any return of capital or realization of gains will generally require a disposition of some or all of an investment. The Fund’s ability to dispose of investments may be limited for several reasons. Illiquidity may result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by the Fund. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. Investments in publicly traded companies (including issuers that have made initial public offerings) may also be subject to legal or contractual restrictions on resale, including the possibility that the General Partner, or the Investment Manager will be in possession of material non-public information about the company. In addition, the ability to exit an investment through the public markets will depend upon favorable market conditions, including receptiveness to initial or secondary public offerings for the companies in which the Fund invests and an active mergers and acquisitions (or recapitalizations and reorganizations) market. Public offering, merger and acquisition and recapitalization and reorganization opportunities may be limited or non-existent for extended periods of time, whether due to economic, regulatory or other factors. In view of these limitations on liquidity, which are illustrative only and not exhaustive, the Fund will generally not be able to realize an investment in a privately-held entity until the sale of such entity. In some instances, the sale of investments held by the Fund may require lengthy negotiations. There can be no assurance that the Fund will be able to dispose of its investments at the price and at the time it wishes to do so. Furthermore, such illiquidity may continue even if the underlying entities obtain listings on securities exchanges. As discussed below under “—Certain Risks Relating to the Fund and the Interests—Distributions in Kind,” the potential exists for investments that cannot be liquidated to be distributed in kind to the Partners upon the termination of the Fund. The possibility of partial or total loss of capital will exist, and prospective investors should not invest unless they can bear the consequences of such loss.

Debt Instruments Generally. The Fund expects to invest predominantly in debt and credit-related instruments. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors could materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. It is likely that many of the debt instruments in which the Fund may invest may have speculative characteristics. There are no restrictions on the credit quality of the investments of the Fund. Generally, such securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) could face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and could have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

Idiosyncratic Investment Approach. While the Fund will generally focus on investments in corporate and structured credit as well as selective equity investments, the Investment Manager has broad and unfettered investment authority and may trade in any type of security, issuer or group of related issuers, country, region and sector that it believes will help the Fund achieve its investment objective. Additionally, the strategies that the Investment Manager may pursue for the Fund are not limited to the strategies described herein; furthermore, such strategies may change and evolve materially over time. The Investment Manager has broad latitude with respect to the management of the Fund’s risk parameters. Although the Investment Manager will maintain internal risk guidelines, such guidelines may be subject to change over time and the Fund may pursue investment strategies not described herein or may make investment decisions that fall outside such guidelines. The Investment Manager will opportunistically implement whatever strategies, techniques and discretionary approaches, as well as such other investment tactics, as it believes from time to time may be suited to prevailing market conditions. The Investment Manager may utilize such position size, duration, leverage (if any) and other portfolio management techniques as it believes are appropriate for the Fund. Prospective investors must recognize that in investing in the Fund, they are placing their capital indirectly under the full discretionary management of the Investment Manager and authorizing the Investment Manager indirectly to trade for the Fund using whatever strategies in such manner as the Investment Manager may determine. Any of these new investment strategies, techniques, discretionary approaches and investment tactics may not be thoroughly tested before being employed and may have operational or other shortcomings that could result in unsuccessful investments and, ultimately, losses to the Fund. In addition, any new investment strategy, technique and tactic developed by the Fund may be more speculative than earlier investment strategies, techniques and tactics and may involve material and as-yet-unanticipated risks that could increase the risk of an investment in the Fund. Investors will not generally be informed of any changes in the Investment Manager’s strategies, techniques, discretionary approach and tactics. There can be no assurance that the Investment Manager will be successful in applying its approach and there is material risk that an investor could suffer significant impairment or total loss of its capital.

Risks Associated with Unspecified Transactions; No Assurance of Investment Return. As of the date of this Annual Report, the Fund has not identified, committed to, settled or traded all of its investments. Investors will be relying on the ability of the Investment Manager to choose, make and realize investments and there is no assurance that the Investment Manager will find a sufficient number of attractive opportunities to meet the Fund’s investment objectives or that the Fund will be able to make and realize any investments. Furthermore, to the extent the investment strategy of the Fund relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time (see “—General Economic Conditions and Recent Events”), the Fund may not be able to invest a significant portion of its capital. There can be no assurance that the Fund will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. There may be little or no near-term cash flow available to the Limited Partners from the Fund and there can be no assurance that any Limited Partner will receive any distribution from the Fund. The Fund will bear any fees, costs and expenses incurred in developing, investigating, negotiating or structuring any investment in which the Fund is authorized to invest but does not actually invest (including any such fees, costs and expenses not borne by Co-Investors). In addition, the Fund can enter into agreements to consummate transactions which involve payments, such as break-up fees, by the Fund in certain circumstances if the Fund does not consummate the transaction. As a result, the Fund could incur a substantial cost with no opportunity for a return. Further, the Fund can make (or commit to make) an investment with a view to selling a portion of such investment to Co-Investors or other persons prior to or within a reasonable time after the closing of the acquisition. In such event, the Fund will bear the risk that any or all of the excess portion of such investment may not be sold or may only be sold on unattractive terms and that, as a consequence, the Fund will bear the entire portion of any break-up fee or other fees, costs and expenses related to such investment, hold a larger than expected investment in such issuer or will realize lower than expected returns from such investment (see also “—Over-Commitment” below). Accordingly, an investment in the Fund should only be considered by prospective investors who do not require current income and can afford a loss of their entire investment.

Any information included in this Annual Report and any of the Fund’s marketing materials regarding targeted returns for the Fund is provided as an indicator as to how the Fund will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Fund. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Fund’s projections, estimates or assumptions will be realized or that the Investment Manager will be successful in finding investment opportunities that meet these anticipated return parameters. Additionally, the Fund’s estimates of potential returns from a potential investment should not be viewed as a guarantee as to the quality of the investment nor as a representation as to the adequacy of the Fund’s methodology for estimating returns.

Possible Lack of Diversification. The Fund is not required to diversify its investments and may have a high concentration in certain positions including, among other things, similar financial instruments, industries or geographic regions. While the Investment Manager will regularly monitor the concentration of the Fund’s portfolio, concentration in any one industry, region or country may arise from time to time. For example, at any given time, certain geographic areas or industry sectors may provide more attractive investment opportunities than others and, as a result, the Fund’s investment portfolio may become concentrated in those countries or regions or in specific industry sectors. The risk of loss on the Fund’s investments will increase to the extent that the Fund’s portfolio becomes so concentrated. In addition, because Apollo has developed expertise in certain core industries, the Fund’s investments may be concentrated in one or more of such industries. Concentration of investments in an industry will make the Fund’s portfolio more susceptible to fluctuations in value resulting from adverse economic and business conditions in such industry. To the extent there is a downturn affecting a country, region or industry sector in which the Fund’s portfolio is concentrated, this could increase the risk of defaults, reduce the amount of payments the Fund receives on its investments and, consequently, could have an adverse impact on the Fund’s financial condition and results and its ability to make distributions. If the Fund co-invests with other funds, a Limited Partner may have exposure to an issuer through more than one fund if such Limited Partner is an investor in one or more such other funds.

In addition to the foregoing, to the extent that the Fund may only make a limited number of investments and such investments involve a high degree of risk, poor performance by even a single investment could severely affect the total returns to the Partners. Moreover, because it is not reasonable to expect all of the Fund’s investments to perform well or even return capital, for the Fund to achieve above-average returns in the scenario where it has made only a limited number of investments, one or a few of its investments must perform very well. There are no assurances that this would be the case. Additionally, the securities in which the Fund may invest may be among the most junior in an issuer’s capital structure and, therefore, may be subject to the greatest risk of loss.

General Economic Conditions and Recent Events. Various sectors of the global financial markets previously have experienced and could in the future experience adverse conditions. Further, recent volatility in the global financial markets and political systems of certain countries could have adverse spill-over effects into the global financial markets generally and U.S. markets in particular. The financial industry generally, and the Fund’s investment activities in particular, are affected by general economic and market conditions and activity, such as interest rates and consumer spending patterns, availability and spreads of credit, a lack of price transparency, credit defaults, inflation rates, economic uncertainty, changes in tax, currency control and other applicable laws and regulations, trade barriers, technological developments, and national and international political, environmental and socioeconomic circumstances. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level. A worsening of general economic and market conditions would likely affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair the Fund’s profitability, result in losses and impact the Limited Partners’ investment returns. A depression, recession or slowdown in the global economy or one or more regional markets (or any particular segment thereof) or a weakening of credit markets (including a perceived increase in counterparty default risk) would have a pronounced impact on Apollo, the Fund and the issuer (which would likely be exacerbated by the presence of leverage in a particular issuer’s capital structure) and could adversely affect their profitability and ability to execute on their business plans, satisfy existing obligations, make and realize investments successfully, originate or refinance credit or draw on existing financings and commitments (including, in the case of the Fund, the Partner’s subscriptions). The market price of any publicly traded securities held by the Fund will separately be impacted by these conditions including in a manner that does not reflect the direct impact on the relevant issuers. The General Partner’s financial condition also could be adversely affected by a significant general economic downturn, and the General Partner could be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the General Partner’s business and operations. The long-term impact of these events is uncertain, but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity.

Other factors that could negatively affect the Fund’s business, potentially materially, include pandemics or other severe public health crises, such as the 2019 novel coronavirus (“COVID-19”), Ebola, H1N1, MERS-CoV, SARs, avian flu or similar outbreaks, which could have global impacts.

The investments made by the Fund are expected to be sensitive to the performance of the overall economy. General fluctuations in the market prices of securities and interest rates could affect the value of portfolio investments or increase the risks associated with an investment in the Fund. There can be no assurances that conditions in the global financial markets will not change to the detriment of the Fund’s investments and investment strategy. The continuing negative impact on economic fundamentals and consumer and business confidence would likely further increase market volatility and reduce liquidity, both of which could adversely affect the access to capital, ability to utilize leverage or overall performance of the Fund or one or more of its issuers and these or similar events could affect the ability of the Fund to execute its investment strategy.

There has been significant concern that Western economies may experience sustained high inflation or possibly stagflation. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. For example, wages and prices of goods increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls, raise benchmark interest rates or otherwise intervene in the economy. Governmental efforts to curb inflation may have negative effects on economic activity. There can be no assurance that inflation, or governmental efforts to curb inflation, will not have an adverse effect on an issuer’s or the Fund’s performance.

Ongoing Global Conflicts and Crises. Sustained uncertainty about, or worsening of, global geopolitical tensions, including further escalation of war between Russia and Ukraine and further escalation in the armed conflicts and tensions in the Middle East, could result in a global economic slowdown and long-term changes to global trade.

The conflicts between Russia and Ukraine and in the Middle East have increased global economic and political uncertainty. It is possible that these conflicts may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. Any acceleration of a global energy crisis, including as a result of restrictions on Russia’s energy exports or the expansion of the Middle East conflicts, could similarly have an adverse impact on certain of the geographies where Apollo and the Fund does business and certain business and operations of Apollo’s and/or the Fund’s issuers. The impact that these conflicts may have on the global economy or the Fund’s business, financial condition and operations in the future is not able to be predicted with any certainty.

Political Elections. The outcome of future global political elections in any jurisdiction where the Fund, as well as Apollo and its affiliates operate or invest could create significant uncertainty with respect to legal, tax and regulatory regimes that affect them. Changes in the composition or policies of the various governments following such elections could result in a number of changes to fiscal, trade, monetary, environmental, social and other policies, as well as the global financial markets generally. Any significant changes in, among other things, economic policy (including with respect to interest rates, foreign trade and regulatory changes leading to greater availability of bank debt), the regulation of the asset management industry, tax law, climate policy, immigration policy and/or government entitlement programs could have a material adverse impact on the Fund and its investments.

Political Risks in General. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, insurance law, tax law, immigration policy, environmental protection and/or climate-related policies or regulations and/or government entitlement programs during the term of the Fund could have a material adverse impact on the Fund and its investments. More generally, legislative acts, rulemaking, adjudicatory or other activities by U.S. or non-U.S. governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations could make it more difficult (or less attractive) for the Fund to achieve its investment objectives or for some or all of the Fund’s issuers to engage in their respective businesses.

Populist, protectionist and anti-globalization movements, particularly in Western Europe and the U.S., could result in material changes in economic, trade and immigration policies, all of which could lead to significant disruption of global markets and could have materially adverse consequences on the investments of the Fund, including in particular on issuers whose operations are directly or indirectly dependent on international trade. See “—Uncertainty Regarding Ongoing Trade Negotiations between the U.S. and Other Countries” below.

Social Media. The use of social networks, message boards and other internet channels has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding Apollo, the Fund, the issuers of the Fund’s portfolio investments or their respective affiliates could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect Apollo, the Fund, the issuers of the Fund’s portfolio investments or their respective affiliates (e.g., if an issuer were to face public backlash or regulatory penalties for taking such actions, or if an issuer were itself the subject of such a ban).

Liquidity of Markets. At times, certain sectors of the fixed-income markets will experience significant declines in liquidity. While such events may sometimes be attributable to changes in interest rates or other factors, the cause is not always apparent. During such periods of market illiquidity, the Fund may not be able to sell assets in its portfolio or may only be able to do so at unfavorable prices. Such “liquidity risk” could adversely impact the value of the Fund’s portfolio and may be difficult or impossible to hedge against.

Liquidity and Valuation of Investments. The Fund may invest in securities that are subject to legal or other restrictions on transfer or for which no liquid market exists. The Fund may not be able to sell such securities when it desires to do so or to realize what it perceives to be their fair value in the event of a sale. The sale of restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. Because the markets for such securities are still evolving, liquidity in these securities is limited and liquidity with respect to lower-rated and unrated subordinated classes may be even more limited. As a result, calculating the fair market value of the Fund’s holdings may be difficult and there can be no assurance that the Investment Manager’s valuation will accurately reflect the value that will be realized by the Fund upon the eventual disposition of such investment. Disposition of such illiquid investments may also result in distributions in-kind to the Limited Partners. Such investments could also impair the Fund’s ability to distribute withdrawal proceeds to a withdrawing Limited Partner in a timely manner. The Investment Manager may not necessarily aggregate illiquid investments in classes, and may use valuation methodologies for such assets involving subjective determinations. In addition, in the discretion of the Investment Manager, payment to the Limited Partner of that portion of its requested withdrawal attributable to the Fund’s illiquid investments may be delayed until such time as the Fund is able to pay the amount otherwise due to the Limited Partner.

Business and Market Risks. The investments made by the Fund could involve a high degree of business and financial risk that can result in substantial losses. In particular, these risks could arise from changes in the financial condition or prospects of the entity in which the investment is made, changes in competitive environment, changes in national or international economic and market conditions and changes in laws, regulations, trade barriers, commodity prices and controls, fiscal policies or political conditions of countries in which investments are made, including the risks of war and the effects of terrorist attacks and security operations. Further, the Fund’s investment strategy is, at least in part, impacted by volatility in the credit markets, and, as described herein, no assurances can be given that the credit markets will, or will not, experience any further volatility or that the Fund will deploy any capital or make investments during its investment period. Certain changes in market conditions could adversely affect the Fund by reducing the value or performance of its investments or by reducing its ability to raise or deploy capital, each of which could negatively impact the returns to the Limited Partners. In addition, the Investment Manager’s strategy for an investment could involve an acquisition program, restructuring and/or operational improvements, all of which entail a high degree of uncertainty. Issuers that the Investment Manager expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive positions, or may otherwise have a weak financial condition or experience financial distress. Furthermore, as discussed below under “—Certain Risks Relating to the Fund’s Investments—Investments in Less Established Companies,” the Fund could invest in start-up enterprises or may engage in forming new businesses which may involve greater risks than those generally associated with investments in more established companies. The possibility of a partial or total loss of capital will exist, and prospective investors should not invest unless they can bear the consequences of such loss. Changing market and economic conditions could make the Fund’s investment strategy less profitable.

The Fund’s investments may also include investments in assets based in, or companies conducting business in, countries outside North America and Europe. These countries may have a short history as market economies, and loans to companies or investments in assets or companies in such countries may entail a higher risk than with companies in North America or Europe. The particular risks include changes in exchange control regulations, political and social instability, government expropriation, imposition of unanticipated taxes, illiquid markets and limited information, high transaction costs, limited government supervision of exchanges, brokers and companies, complex or undeveloped insolvency laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Market Disruptions. The Fund could incur major losses in the event of market disruptions and other extraordinary events in which historical pricing relationships (on which the Investment Manager bases a number of its trading positions) become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In addition, market disruptions may have a direct or indirect negative effect on a wide range of borrowers and may increase the likelihood that such borrowers will be unable to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, the risk that such disruptions will affect a borrower’s ability to pay its debts and obligations when due is enhanced if such entity in turn provides credit to third parties or otherwise participates in the credit markets. In the event of such defaults, the Fund could lose both invested capital in, and anticipated profits from, any affected investments.

Highly Volatile Markets. The prices of financial instruments in which the Fund will invest can be highly volatile. The prices of instruments in which the Fund will invest are influenced by numerous factors, including interest rates, currency rates, default rates, governmental policies and political and economic events (both domestic and global). Moreover, political or economic crises, or other events can occur that could be highly disruptive to the markets in which the Fund will invest. In addition, governments from time to time intervene (directly and by regulation), which intervention could adversely affect the performance of the Fund and its investment activities. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The Fund is also subject to the risk of a temporary or permanent failure of the exchanges and other markets on which its investments may trade. Sustained market turmoil and periods of heightened market volatility make it more difficult to produce positive trading results, and there can be no assurance that the Fund’s strategies will be successful in such markets or that historically low-risk strategies will not perform with unprecedented volatility and risk.

Securities markets in certain countries in which the Fund may invest are fragmented, smaller, less liquid and more volatile than the securities markets of the United States and certain other developed countries. Securities markets in the countries in which the Fund may invest have, in the past, experienced substantial price volatility that could have an adverse impact on the value of the Fund’s investments that consist of securities. Periods of economic and political uncertainty may result in further volatility in the value of such investments. As a result, there may be greater volatility than the volatility that could be expected by investors in comparable securities traded in U.S. securities markets. There can be no assurance that the Fund’s investments will not be sold at prices below their acquisition costs.

Competition for Investment Opportunities. There is currently, and will likely continue to be, competition for investment opportunities by investment vehicles and others with investment objectives and strategies identical or similar to the Fund’s investment objectives and strategies, as well as by business development companies, master limited partnerships, strategic investors, hedge funds and others. Participation in auction transactions (if any) will also increase the pressure on the Fund with respect to pricing of transactions. Some of these competitors may have more relevant experience, greater financial, technical, marketing and other resources, more personnel, higher risk tolerances, different risk assessments, lower return thresholds, lower cost of capital and access to funding sources unavailable to the Fund and a greater ability to achieve synergistic cost savings in respect of an investment than the Fund, the General Partner, the Investment Manager, Apollo or any of their respective affiliates. It is possible that competition for appropriate investment opportunities may increase, thus reducing the number of opportunities available to the Fund and adversely affecting the terms, including pricing, upon which portfolio investments can be made. Such competition may be particularly acute with respect to participation by the Fund in auction proceedings. To the extent that the Fund encounters competition for investments, returns to Limited Partners may decrease. Additionally, because competition for investment opportunities generally has increased among parallel trading vehicles, such as hedge funds, those entities have begun to invest in assets in which they have not traditionally invested, including investments in which the Fund intends to invest. As a result of these new entrants, competition for investment opportunities in North America, Europe and elsewhere has intensified, and Apollo expects this trend to continue. Based on the foregoing, there can be no assurance that the Fund will be able to identify or consummate investments that satisfy the Fund’s rate of return objectives or realize upon their values, or that the Fund will be able to invest fully its capital. The success of the Fund will depend on the General Partner’s and the Investment Manager’s ability to identify suitable investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of portfolio investments.

Allocation of Investment Opportunities. Apollo provides investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more investment strategies that overlap or conflict with those of the Fund. The employment by Apollo of conflicting and/or overlapping strategies for other Apollo Clients will adversely affect the prices and availability of the securities and other assets in which the Fund invests. If participation in specific investment opportunities is appropriate for both the Fund and one or more other Apollo Clients (or Apollo itself, such as an Apollo-sponsored SPAC (as defined below)), participation in such opportunities will be allocated pursuant to Apollo’s allocation policies and procedures. There can be no assurance, however, that the application of such policies will result in the allocation of a specific investment opportunity to the Fund or that the Fund will participate in all investment opportunities falling within its investment objective. Such considerations may result in allocations of certain investments among the Fund and other Apollo Clients on other than a pari passu basis and, in some cases, to a newly-formed Apollo Client (or an Apollo-sponsored SPAC) established for a particular investment. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to (i) Apollo (or an Apollo-sponsored SPAC) rather than to Apollo Clients and (ii) a newly-formed Apollo Client created for a particular investment opportunity or otherwise, and Apollo expects to allocate certain opportunities in a similar manner in the future.

As Apollo continues to seek additional sourcing channels for investment opportunities for the Fund, other Apollo Clients, Apollo and the ACS Business (as defined below), it is also anticipated that there will be opportunities for investments in various companies or businesses, including, among others, financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo

Clients, including the Fund) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in such sourcing opportunities by Apollo Clients, including the Fund (such investments, “Platform Investments”). Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, due diligence (including third-party due diligence), development and consummation of potential Platform Investments, even in circumstances where the Fund is not invested in the relevant Platform Investment, will be considered Operating Expenses and will be borne by the Fund in accordance with Apollo’s expense allocation procedures. In addition, for any such Platform Investments, to the extent the Fund participates in one or more investment opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned for the benefit of Apollo in respect of such Platform Investment, including management fees or other incentive compensation arrangements, will not constitute special fees and will not be applied to reduce management fees. Fees and expenses like those above that are not deemed “special fees” are often capitalized as part of the acquisition price of the relevant investment for consummated investments. Apollo is incentivized to classify services or otherwise structure a transaction in a manner to support the determination that the fees generated are not special fees. Finally, to the extent that the participation of the Fund or any Limited Partner in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of any law, rule or regulation that could have an adverse impact on any or all participating investors, Apollo may determine to modify some or all of the terms of such investment opportunity or to exclude the Fund or such Limited Partner, from participating in the investment opportunity (see “—The Securitization Regulation” and “—Certain Risks Relating to Certain Regulatory and Tax Matters—The Alternative Investment Fund Managers Directive”). None of the Limited Partners will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Fund.

Use and Availability of Leverage; Recent Changes in Credit Markets. The availability of capital is generally a function of capital market conditions that are beyond the control of the Fund or any issuer. The Fund may use leverage at the Fund level. In addition, the Fund’s investments (including investments made through any subsidiary or Special Purpose Vehicle) will not be restricted from entering into any borrowing arrangements. The use of leverage can, in many instances, enable the Fund to achieve a higher rate of return than would be otherwise possible. Generally, the Investment Manager will seek to balance the amount of leverage to be employed by the Fund and the estimated long-term volatility of the portfolio. The Fund’s perception of any strategy’s volatility is expected to change from time to time and the market for leverage is expected to be dynamic. Accordingly, the amount, sources and pricing of leverage utilized with respect to such strategy will also change. An inability of the Fund to obtain a desired amount of leverage, however, could limit the Fund’s overall investment exposure and may reduce the Fund’s performance. Leverage may take the form of any of the financial instruments described herein, including derivative instruments that are inherently leveraged and trading in products with embedded leverage such as options, short sales, swaps and forwards.

The Fund could leverage its investments with debt financing at the issuer level. Utilization of such leverage (including through credit facilities (including subscription line facilities), guarantees, letters of credit, equity commitment letters, reverse repurchase agreements, dollar rolls, margin financing, options, futures, repurchase agreements, contracts, short sales, swaps (including total return swaps (“TRS”)) and other derivative instruments or similar credit support (including on a joint and several or cross-collateralized basis or other forms of indebtedness or credit support)) will result in fees, expenses and interest costs borne by the Fund. Although the use of leverage could enhance returns and increase the number of investments that can be made by the Fund, because leveraged investments are inherently more sensitive to declines in revenues and to increases in expenses and interest rates, they could also be at substantially increased risk of loss. Furthermore, although the Investment Manager will seek to use leverage in a manner it believes to be appropriate under the circumstances, the leveraged capital structure of certain issuers will increase the exposure of such issuers to adverse economic factors (such as rising interest rates, downturns in the economy or a deterioration in the condition of such investment or its sector), each of which could impair such investment’s ability to finance its future operations and capital needs and could result in the imposition of restrictive financial and operating covenants. As a result, certain issuers’ flexibility to respond to changing business and economic conditions may be limited. If, for any of these reasons, an issuer is unable to generate sufficient cash flow to meet principal and/or interest payments on its indebtedness or make regular dividend payments, the value of the Fund’s investment in such issuer could be significantly reduced or even eliminated. Similarly, with respect to leverage at the level of the Fund, if the assets of the Fund are not sufficient to pay the principal of, and interest on, the debt when due, the Fund could sustain a total loss of its investments. The ability of issuers to refinance debt securities may depend on their ability to sell new securities in the public high-yield debt market or otherwise, or to raise capital in the leveraged finance debt markets, which historically have been cyclical with regard to the availability of financing.

As an example, a special purpose vehicle could enter into a “margin loan” whereby it borrows money from a bank (distributing the proceeds to the Fund for further distribution to the Partners, including, where applicable, carried interest distributions to the General Partner) and pledges the shares of the underlying portfolio company (or other asset) as collateral for the loan. Under these arrangements, the special purpose vehicle would typically be subject to a margin call if the value of the underlying assets decreases significantly. In order to meet the margin call, the special purpose vehicle will need additional assets to avoid foreclosure. Even if the margin loan is not recourse to the Fund (which is the expectation), the Fund may contribute additional capital to the special purpose vehicle to avoid adverse consequences to the investment, including foreclosure on the collateral at a lower valuation. The interests of Limited Partners and Co-Investors-or of Apollo with respect thereto, where Co-Investors do not bear carried interest-could diverge in connection with the utilization of a margin loan for an investment that includes a co-investment. Apollo will seek to cause Co-Investors to participate in any such margin loan. Furthermore, it is expected that an Affiliated Service Provider would earn fees in connection with the providing services in respect of, among other things, the structuring, placement or syndication of any such credit facility or financing to support such back leverage or other financing efforts at the Fund level (e.g., a subscription line) or at the issuer level.

The Fund may enter into contractual arrangements, including deferred purchase price payments, staged funding obligations, earn outs, milestone payments, equity commitment letters and other forms of credit support, and other contractual undertakings such as indemnification obligations or so-called “bad-boy” guarantees, that obligate it to fund amounts to special purpose vehicles, issuers or other third parties. Such arrangements may not constitute borrowings or guarantees under the Partnership Agreements and will not be subject to the related caps, even though these arrangements pose many of the same risks and conflicts associated with the use of leverage that the caps intend to address.

The instruments and borrowings utilized by the Fund to leverage investments may be collateralized by any assets of the Fund (and may be cross-collateralized with the assets of any Parallel Fund, alternative investment vehicle of the Fund, portfolio investment or other Apollo Client formed for the purpose of co-investing in a particular investment alongside the Fund, and such entities may be held jointly and severally liable for the full amount of the obligations arising out of such instruments and borrowings). Accordingly, the Fund may pledge or charge its assets in order to borrow additional funds or otherwise obtain leverage for investment or other purposes (including to make distributions, enhance returns and provide financing for Co-Investors prior to permanent financing being established). The amount of borrowings which the Fund may have outstanding at any time may be substantial in relation to its capital.

The principal, interest expense and other costs incurred in connection with any leverage used by the Fund may not be recovered by the proceeds from the upfront commitment, unused fees or similar fees, if any, from the issuer of a portfolio investment and income from interest. Lenders may, under the terms of financing arrangements put in place with them, have the right to cause the General Partner to withhold distributions from the Fund for various reasons, including in the event that any portfolio investment fails to perform to expectation.

The extent to which the Fund uses leverage may have consequences to the Limited Partners, including the following: (i) use of cash flow (including subscription monies) for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (ii) increased interest expense if interest rate levels were to increase significantly; (iii) in certain circumstances, prematurely harvesting investments to service the Fund’s debt obligations; and (iv) limitation on the flexibility of the Fund to make distributions to its investors or sell assets that are pledged to secure the indebtedness. There can be no assurance that the Fund will have sufficient cash flow to meets its debt service obligations. As a result, the Fund’s exposure to losses could be increased due to the illiquidity of its investments generally.

In addition, and as discussed above under “General Economic Conditions and Recent Events,” the continuing uncertainty in the global financial system could lead to an overall weakening of the U.S. and global economies, which could adversely affect the financial resources of the Fund’s investments. Favorable borrowing conditions in the debt markets, which historically have been cyclical, have often benefited investments by Apollo Clients and enabled Apollo to make substantial distributions from the portfolio investments of its previous funds. However, there have been periods of volatility, uncertainty and a deterioration of the global credit markets that reduced investor demand and liquidity for investment grade, high yield and senior bank debt and caused some investment banks and other lenders to be unwilling (or significantly less willing) to finance new investments or to offer committed financing for investments on terms less favorable than terms offered in the past, making it significantly more difficult for sponsors to obtain favorable financing. There remain elevated levels of uncertainty in the global financial markets today and there can be no certainty that recurring periods of limited financing availability (or an increase in the interest cost) for leveraged transactions could return or persist, and should such conditions arise, they could impair, potentially materially, the Fund’s ability to consummate transactions or could cause the Fund to enter into certain leveraged transactions on less attractive terms. The availability of debt facilities may be further limited following guidance issued to banks in March 2013 by the U.S. Federal Reserve (as supplemented and amended from time to time) (“Federal Reserve”), the U.S. Office of the Comptroller of the Currency and the U.S. Federal Deposit Insurance Corp. relating to loans to highly leveraged companies and reported statements by the Federal Reserve and Office of the Comptroller of the Currency reaffirming their position on such loans. As such, there can be no guarantee that debt facilities will be available at commercially attractive rates throughout the term of the Fund or when due for refinancing.

If a portfolio investment is unable to increase its revenue in times of higher inflation, its profitability might be adversely affected. The Fund’s portfolio investments could in some cases have long-term rights to income linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Typically, as inflation rises, a portfolio investment will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio investment might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio investments and could therefore result in a reduction in the amount of cash available for distribution to Partners. If a portfolio investment is unable to increase its operating income in times of higher inflation, its profitability will be adversely affected.

The General Partner will be authorized to pledge or grant security interests in the assets of the Fund in connection with any borrowing or other leverage. The amount of borrowings which the Fund may have outstanding at any time may be substantial in relation to its capital.

In general, the use of short-term margin borrowings with respect to portfolio securities results in certain additional risks to the Fund. For example, should the securities pledged to brokers to secure the Fund’s margin accounts decline in value, the Fund could be subject to a “margin call,” pursuant to which the Fund must either deposit additional funds or securities with the broker or suffer mandatory liquidation of the pledged securities to compensate for the decline in value.

The investment return of the Fund may also be leveraged with options, short sales, swaps, forwards and other derivative instruments. In the futures markets, margin deposits are typically low relative to the value of the futures contracts purchased or sold. Such low margin deposits are indicative of the fact that any futures contract trading is typically accompanied by a high degree of leverage. Low margin deposits mean that a relatively small price movement in a futures contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase, 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the futures contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. Thus, like other leveraged investments, any purchase or sale of a futures contract could result in losses in excess of the amount invested.

The financing used by the Fund to leverage its portfolio is expected to be extended by securities brokers and dealers in the marketplace in which the Fund will invest. While the Fund attempts to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so is limited. The Fund is therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer’s willingness to continue to provide any such credit to the Fund. Because the Fund currently has no alternative credit facility that could be used to finance its portfolio in the absence of financing from broker-dealers, to the extent it used substantial leverage, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. In such circumstances, the forced liquidation of all or a portion of the Fund’s portfolio at distressed prices could result in significant losses to the Fund. In addition, borrowings will typically be secured by the Fund’s securities and other assets. Under certain circumstances, a broker-dealer may demand an increase in the collateral that secures the Fund’s obligations and if the Fund were unable to provide additional collateral, the broker-dealer could liquidate assets held in the account to satisfy the Fund’s obligations to the broker-dealer. Liquidation in such manner could have extremely adverse consequences.

Use of Credit Facilities. As described in the Partnership Agreements, the Fund may obtain one or more credit facilities, such as subscription line facilities, asset backed loan (“ABL”) facilities, margin loans and other forms of back leverage, NAV-based facilities and other forms of indebtedness, including synthetic facilities, in order to (i) facilitate investments, financings or dispositions by the Fund and portfolio investment, (ii) fund Organizational Expenses, Operating Expenses, management fees, placement fees or other obligations of the Fund, (iii) satisfy any withdrawal, redemption and/or other liquidity-related requests in accordance with the Partnership Agreements or (iv) otherwise carry out the activities of the Fund. Credit facilities are utilized by private funds for various purposes, including to make distributions and for broader cash management purposes. In addition, such facilities permit the private fund to have ready access to cash in the event short-term funding obligations (e.g., margin requirements) arise, which fund sponsors consider allows for efficient cash management (as opposed to holding larger cash reserves).

Prospective investors should be aware that there are no limitations under the Partnership Agreements on the time any other borrowings or guarantees by the Fund under a credit facility may remain outstanding, and the interest expense and other fees, costs and expenses of, or related to, any such borrowings or guarantees will be Operating Expenses and, accordingly, will decrease net returns of the Fund. Investments by the Fund or any portfolio investment may be permanently financed by borrowings by the Fund under the credit facility (including in connection with the acquisition or financing of equity securities, debt securities, loans or other financial instruments). To the extent the Fund uses a credit facility to minimize the number of capital calls or otherwise to defer calling capital from Limited Partners, (i) net internal rates of return (“IRRs”) will differ from what each would have been had such credit facility not been used for such purpose and (ii) the relevant contribution date for purposes of computing gross and net IRRs will be the date the capital contributions are made by Limited Partners to repay amounts borrowed under such credit facility. Assuming positive performance, such use of a credit facility will generally cause net IRRs to be higher than they would be otherwise. In light of the foregoing, the Investment Manager and the General Partner could have an incentive to fund the acquisition of portfolio investments and ongoing capital needs of the Fund with the proceeds of borrowings under credit facilities or other borrowings guaranteed by the Fund in lieu of drawing down unused subscription amounts.

Further, the General Partner is authorized to cause the Fund or one or more portfolio investment to borrow money (including in the form of a margin loan) or otherwise provide credit support for the purposes of causing the Fund or any such portfolio investment to realize proceeds other than in connection with a disposition of the Fund’s interest in any such portfolio investment to a third party or in an initial public offering. The Investment Manager is incentivized to provide liquidity to the Fund and its Partners for purposes of improving the IRR of the Fund and accelerating the return of distributions to the Partners, even if, as stated above, the Fund has not actually disposed of or otherwise realized its interest in such portfolio investment. If any such form of financing is entered into by the Fund or any such portfolio investment, there will be associated, contingent liabilities that could cause the Fund or the portfolio investment to suffer loses and require the Partners to make capital contributions throughout the Fund’s life for purposes of satisfying, for example, margin calls or other obligations.

Tax-exempt prospective investors should note that the entry into, or the use of, the financing arrangements by Apollo IG Core Replacement (STE), L.P. or its subsidiaries, including any portfolio investments, and direct borrowings by Apollo IG Core, if any, are expected to create “unrelated business taxable income” within the meaning of Section 512 of the Code. In addition, as stated above, the Fund is authorized to make permanent borrowings utilizing a credit facility or other forms of leverage, whereby the Fund borrows money with no intention at the time of the borrowing to repay it using capital contributions. Such forms of permanent leverage could be used in addition to or in lieu of portfolio investment-level financing in connection with the acquisition, financing or realization (in whole or in part) of a portfolio investment. This could result in the capital structures of issuers or the Fund’s investment in a portfolio investment being structured or managed in a way that utilizes permanent forms of financing (such as permanent borrowings under a credit facility) where such forms of financing are not necessarily required in connection with the acquisition or other activity with respect to a portfolio investment. The financing providers for any of these credit facilities can include, and in some situations may only include or consist substantially of, Apollo, including the Athene Group (as defined below), other Apollo Clients or any of their existing or prospective portfolio investments.

The instruments and borrowings utilized by the Fund to leverage investments may be collateralized by the Fund’s portfolio. Accordingly, the Fund may pledge its financial instruments in order to borrow additional funds or otherwise obtain leverage for investment or other purposes.

If the Fund is unable to obtain favorable financing terms for its investments, refinance its indebtedness or maintain a desired or optimal amount of financial leverage for its investments, the Fund may hold a larger than expected portfolio investment in such issuer and may realize lower than expected returns from the issuer that would adversely affect the Fund’s ability to generate attractive investment returns for the Limited Partners. Any failure by lenders to provide previously committed financing could also expose the Fund to potential claims by sellers of businesses which the Fund may have been contracted to purchase.

As the General Partner determines, in its discretion, lenders or other providers of financing to the Fund, any Apollo Client or its or their existing or potential portfolio investments, operating entities or other subsidiaries can include Apollo, other Apollo Clients or any of their respective affiliates, including the Athene Group and its affiliates, or existing or potential portfolio investments, and could take the form of stapled or seller financing to portfolio investments that are the subject of a disposition. Any such transactions will give rise to conflicts of interest between Apollo or the relevant financing provider, on the one hand, and the Fund and/or the applicable Apollo Client, on the other hand; however, subject to the Manager’s policies and procedures then in effect and the terms of the Partnership Agreements, such transactions generally will not require the consent of the Limited Partners. Furthermore, it is possible that an Affiliated Service Provider could earn fees in connection with providing services in respect of, among other things, the structuring, placement or syndication of any such credit facility or other fund-level financing, including subscription lines, ABL and “NAV” facilities, even in circumstances where Apollo, Apollo Clients and/or their respective Affiliates or Portfolio Companies are providing all or substantially all of the financing, and such fees do not offset or reduce management fees payable by the Limited Partners and are not otherwise shared with the Limited Partners but will be retained by, and be for the benefit of, such Affiliated Service Providers.

It is possible that a counterparty, lender or other unaffiliated participant in credit facilities (or otherwise in connection with portfolio investments) requires or desires to face only one fund entity or group of entities, which may result in (i) the Fund (including any one Parallel Fund comprising the Fund) and/or an issuer being solely liable with respect to such third party for such other entities’ share of the applicable obligation or (ii) the Fund (including any one Parallel Fund comprising the Fund) or such issuer being jointly and severally liable for the full amount of such applicable obligation. Such arrangements may result in the Fund and such third party(ies) (which could include Apollo, its affiliates or other Apollo Clients) entering into, participating in or applying a back-to-back or other similar reimbursement arrangement (and in most circumstances, especially where there are back-to-back or other similar reimbursement obligations, the Fund and/or such third parties, as applicable, would not be compensated (or provide compensation to the other) for being primarily liable to, contributing amounts in excess of its pro rata share to, or otherwise directly contracting with such counterparty, lender or other unaffiliated participant) which also could include provisions intended to mitigate certain impacts that may arise with respect to the primary obligor, which could be the Fund or Apollo, its affiliates or another Apollo Client (e.g., any reduction in the borrowing base of the Fund, as the primary obligor attributable to credit support attributable to Apollo, its affiliates or one or more other Apollo Clients that are indirect obligors) relating to a reduction in its borrowing base under a credit facility. If the Fund enters into any such arrangements with Apollo, its affiliates or one or more other Apollo Clients, it will be subject to the counterparty risk of Apollo, its affiliates or the other Apollo Clients involved, including, without limitation, the risk of a default or delay in the performance of Apollo, its affiliates or such other Apollo Client’s obligations. The foregoing arrangements will arise in connection with Co-Investments, in particular where a counterparty transacts with a single entity resulting in the Fund having to enter into back-to-back arrangements with Co-Investors or a Co-Investment Vehicle (each, as defined in the Partnership Agreement). Although the General Partner will, in good faith, allocate the related repayment obligations and other related liabilities arising out of such credit facilities among the foregoing (to the extent applicable), the Parallel Funds and alternative investment vehicles of the Fund will, in such circumstance, be subject to each other’s credit risk, as well as the credit risk of such issuers. In such situations, it is not expected that the Fund and/or such issuer would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty, and even where the Fund incurs primary liability and Apollo, its affiliates or other Apollo Clients participate in such obligation by virtue of sharing arrangements, a portion of any guarantee or other similar fees paid to the Fund likely would be shared with Apollo, its affiliates or the applicable other Apollo Client(s), despite the incremental risk taken on by the Fund.

The General Partner may be subject to conflicts of interest in allocating such repayment obligations and other related liabilities. As stated above, the Fund is authorized to make permanent borrowings utilizing a credit facility or other forms of leverage, whereby the Fund borrows money with no intention at the time of the borrowing to repay it using capital contributions for any purpose, including the making of equity, debt or other investments, even if the investment is initially being permanently levered using a credit facility but ultimately replaced in whole or in part with other forms of permanent financing. Such forms of permanent leverage could be used in addition to or in lieu of portfolio investment-level financing in connection with the acquisition, financing or realization (in whole or in part) of a portfolio investment. The General Partner is incentivized to maximize its use of permanent borrowings so as to ensure that capital contributions need not be drawn and therefore the preferred return will not accrue, carried interest will be allocated sooner and any recycling limitations will not be triggered. This could result in the capital structures of issuers being structured or managed in a way that utilizes permanent forms of financing (such as permanent borrowings under a credit facility) where such forms of financing are not necessarily required in connection with the acquisition or other activity with respect to the issuer. The Partnership Agreements will only impose a percentage cap on the amount of cash borrowings (excluding for the avoidance of doubt, obligations that do not involve borrowings for money, such as certain derivative transactions) that are recourse to the Fund. The General Partner will, in its discretion, determine whether and to what extent a borrowing is “recourse” to the Fund, and will be subject to conflicts of interest in making such determination given that, among other things, if a borrowing is not deemed to be recourse to the Fund then it will not count towards the aforementioned cap on borrowings at the Fund level or be subject to certain of the limitations applicable to investments across the capital structure (including in different levels thereof) of issuers.

At any time, the General Partner and/or Investment Manager has the ability to cause the Series and/or related entities, including subsidiaries and Special Purpose Vehicles, including newly-formed entities, to enter into “NAV” facilities or similar financing arrangements the effect of which, among other things, could accelerate the receipt of incentive allocation by the General Partner. In connection with such transactions, the General Partner and/or Investment Manager has the ability to pledge the investments of the Series, including on a cross-collateralization basis. Such financing arrangements will not be considered borrowings by the Series for purposes of the limitations on borrowings (or any limits on issuing additional interests) by the Series that are set forth in the Partnership Agreements. A Limited Partner may also be required to fund amounts to repay certain credit facilities, such as “NAV” facilities, incurred in connection with an investment or managing the Fund’s investment portfolio even if such Limited Partner did not participate in the relevant investment(s) in connection with which such borrowings were incurred. See also “—Certain Risks Relating to the Fund’s Investments—Financing Arrangements” below. For the avoidance of doubt, to the extent the borrowings of a Parallel Fund are cross-collateralized by the capital commitments to one or more other Parallel Funds, such other Parallel Funds (or the limited partners of such other Parallel Funds) will be required to satisfy the borrowing Parallel Fund’s obligations.

The Fund’s internal rate of return will generally be higher than it would have been in the absence of borrowings described herein, as the internal rate of return will be calculated over a shorter period of time. In light of the foregoing, the General Partner could have an incentive to fund the acquisition of investments and ongoing capital needs of the Fund with the proceeds of borrowings under credit facilities or other borrowings guaranteed by the Fund in lieu of the Fund’s assets.

In their subscription agreements, Limited Partners could be required to agree that the Fund is able to (i) pledge, charge or otherwise grant a security interest over its right to receive their unfunded commitments, or (ii) assign to a lender or collateral agent the right to deliver drawdown notices with respect to capital contributions, the proceeds of which will be used to pay amounts in respect of any such financing and enforce all available remedies under Partnership Agreements against Limited Partners that fail to make such capital contributions pursuant to drawdown notices and declare and treat such investor as defaulting investors, in each case, in favor of the Fund’s creditors as security for such arrangements. Using these facilities could result in the Fund pledging its interests in investments in exchange for liquidity, which could be well before the investment would otherwise have been realized or disposed of.

Benchmark Rates. Interbank Offered Rates (“IBORs”), floating rate benchmark indices based on the cost of short-term, unsecured, interbank borrowing, have been the subject of national, international, and regulatory guidance and proposals for reform, which may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements, backed by Treasury securities, was identified as the replacement rate for the U.S. dollar London Interbank Offered Rate, which ceased publication in June 2023. SOFR is a relatively new reference rate with a limited history, and it remains difficult to predict its future performance. With respect to other IBORs, other alternative reference rates have been recommended in the relevant jurisdictions. The continued transition away from IBORs as a benchmark reference for interest rates may affect the cost of capital and may require amending or restructuring debt instruments and related hedging arrangements for the Fund and its portfolio companies, and may impact the value of floating rate instruments based on IBORs that are held or may be held by the Fund in the future, which may result in additional costs or adversely affect the Fund’s liquidity, results of operations and financial condition. Further, it remains unclear to what extent these alternative reference rates will attain market acceptance as the transition away from the IBOR benchmarks progresses. As such, it is not possible to predict all potential effects of these changes on U.S. and global credit markets.

Investors should be aware that: (a) any changes to benchmark rates described in the previous paragraph could cause an interest or other reference rate to be lower and/or more volatile than it would otherwise be; (b) if the applicable rate of interest on any loan is calculated with reference to a tenor or currency which is discontinued, such rate of interest could then be determined by the provisions of the affected loan, which could include determination by the relevant calculation agent based on market convention that may or may not be developed at that time, or the loan could otherwise be subject to a certain degree of contractual uncertainty; (c) the administrators of benchmark rates will not have any involvement in the investments of the Fund and could take any actions in respect of benchmark rates without regard to the effect of such actions on such investments; (d) any uncertainty in the value of a benchmark rate or, or any uncertainty in the prominence of a benchmark rate as a benchmark interest rate due to the recent regulatory reform, could adversely affect liquidity of the Fund’s debt investments in the secondary market and their market value; and (e) an increase in alternative types of financing in place of benchmark rate-based loans (resulting from a decrease in the confidence of borrowers in such rates) could make it more difficult to source loans or reinvest proceeds in loans.

If any benchmark rate is discontinued, including SOFR, it is uncertain whether broad and consistent replacement conventions and methodologies will be developed in the lending market and, if conventions develop, what those conventions will be and whether they will create adverse consequences for an issuer of debt obligations, or the holders of any such debt obligations. If no such conventions develop, it is uncertain what effect broadly divergent interest rate calculation methodologies in the markets will have on the price and liquidity of the lending market and the ability of the General Partner to effectively mitigate interest rate risks. Though most newly-originated debt obligations in which the Fund could seek to make investments are likely to provide mechanisms to amend the reference rate for their applicable interest rates, there can be no assurance that any such amendment (i) will be entered into, (ii) that is entered into will effectively mitigate interest rate risks or result in an equivalent methodology for determining such interest rates, (iii) will be entered into prior to any date on which the relevant debtholders, such as the Fund, in their capacity as debtholders, suffer adverse consequences from the elimination or modification or potential elimination or modification of SOFR or other benchmark rates or (iv) will not have a material adverse effect on the Fund in its capacity as a debtholder and the liquidity of such floating rate investments.

Any of the above or any other significant change to the setting of a benchmark rate could have a material adverse effect on the value of, and the amount payable under any loan or other debt instrument held by the Fund which pays interest linked to a benchmark rate.

Given the structural differences in alternative rates, Apollo has assessed impacted systems and processes to confirm operational readiness. Significant effort is required to transition to the use of new alternative reference rates, including to address the changes to impacted systems and processes, as well as to negotiate and implement necessary changes to existing contractual arrangements.

Participation by Other Apollo Clients. Apollo Clients, Apollo and their respective portfolio companies, and Apollo SPACs (as defined below) will participate in portfolio investments alongside the Fund. Such investments will likely involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner of the Fund will at any time have economic or business interests or goals that are inconsistent with those of the Fund, or may be in a position to take action contrary to the Fund’s investment objectives. In addition, the Fund could be liable for actions of its co-venturers or partners. Apollo could also offer co-investments to Apollo co-investment vehicles (which could include participation by Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo). In determining the allocation of such co-investments, Apollo considers a multitude of factors, including its own interest in investing in the opportunity, including via the Apollo side-by-side investment percentage as defined in the governing documents of the applicable Apollo Client(s). Additionally, to the extent a deposit, commitment (financial or otherwise) or other contingency is required or otherwise viewed at the time as prudent for an investment opportunity or transaction process, the Fund or another Apollo Client could make the deposit, provide the commitment or make such arrangements to support and be liable for the contingency on behalf of itself and other Apollo Clients. See also “—Investments in Which Multiple Apollo Clients Participate” and “—Over-Commitment” below.

Uncertainty Regarding Ongoing Trade Negotiations between the U.S. and Other Countries. Recently, tariffs have also been imposed on imports from certain other countries outside of the U.S. Further trade restrictions and/or tariffs may be forthcoming and may be dependent on evolving domestic and international political developments. Certain international trade agreements may also be at risk. Tariffs and similar trade restrictions may lead to global economic stagnation or increased inflation and therefore materially and adversely affect the Fund. These and future tariffs, as well as any other global trade or supply chain developments, bring with them uncertainty. Apollo cannot predict future changes to imports covered by tariffs, or which countries will be included or excluded from such tariffs. Recent trade tensions between the U.S. and other countries, including China, have led to concerns about economic stability and could have an adverse impact on global economic conditions. The U.S. and China have each been implementing increased tariffs on imports from the other, and the U.S. has also adopted certain targeted measures such as export controls or sanctions implicating Chinese companies and officials. While certain trade agreements have been agreed between the two countries, there remains much uncertainty as to whether the trade negotiations between the U.S. and China will be successful and how the trade war between the U.S. and China will progress. If the trade war between the U.S. and China continues or escalates, or if additional tariffs or trade restrictions are implemented by the U.S., China or other countries in connection with a global trade war, there could be material adverse effects on the global economy, and the Fund and its portfolio investments could be materially and adversely affected.

Inflation Risk. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on the economies and financial markets, particularly in emerging economies, but also in more developed economies, including in the U.S. economy which could be experiencing inflation in certain markets. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on the Fund’s returns.

If an issuer is unable to increase its revenue in times of higher inflation, its profitability might be adversely affected. The Fund’s issuers could in some cases have long-term rights to income linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangements. Typically, as inflation rises, an issuer will earn more revenue but also will incur higher expenses; as inflation declines, an issuer might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for issuers and the Fund and could therefore result in a reduction in the amount of cash available for distribution to investors.

Pledge of, Foreclosure on, and Liquidation of Fund Assets. The Interests represent equity interests in the Fund only and will not be insured or guaranteed by any person or entity. The providers of borrowing arrangements and other creditors of the Fund will have a first claim on all assets included in the collateral. In the event of the dissolution of the Fund or otherwise, if the proceeds from the sale of the assets (after payment in full of the obligations under the borrowing arrangements) and other liabilities are insufficient to repay any capital contributions made to the Fund by the Partners, no other assets will be available for the payment of any deficiency. None of the General Partner, the Investment Manager or any placement agent to the Fund, or any of their respective affiliates, has any liability for the repayment of capital contributions made to the Fund by the Partners.

In addition, on the occurrence of an event of default or similar event under a borrowing arrangement, the lender(s) and/or trustee(s) thereunder are expected to have the right to foreclose on the Fund investments securing the loans made, or notes issued, under such agreement and to liquidate such Fund investments, with the proceeds from such liquidation being credited toward the amount owed to such lender(s) and/or trustee(s). There can be no assurance that any such liquidation will occur at any advantageous time or at favorable prices. Such liquidation may also result in a lower sale price than if such assets were sold in a more orderly manner.

Co-Investors. The General Partner and/or the Investment Manager are permitted to, from time to time, but do not expect to in the ordinary course, depending on the type of investment opportunity, in their sole and absolute discretion, offer co-investment opportunities to, or otherwise cause the Fund to participate in co-investment opportunities with: (i) other Apollo Clients, (including for this purpose, affiliated insurance company balance sheets); (ii) any member of the Apollo Group; (iii) any Limited Partners (including Strategic Partnerships) or any of their affiliates or any of its beneficial owners or any other client or account of its advisor or consultant; (iv) management or employees of the relevant issuer, consultants and advisors with respect to such issuer or pre-existing investors or other persons associated with such issuer; (v) any joint venture partner; (vi) any private fund, investment management business or similar person or business sponsored, managed or advised by persons other than Apollo; (vii) any Apollo Clients; (viii) any Apollo affiliates; (ix) any Co-Investment Entity (as defined in the Partnership Agreement); or (x) any other persons or entities whom the General Partner or the Manager believes will be of benefit to the Fund or one or more issuers, including persons who may provide a strategic, sourcing, tax, structuring, regulatory or other benefit to Apollo, any Apollo Client, the ACS Business, the Fund, an issuer or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise, including an issuer’s management team or members, consultant or advisers and private funds sponsored by persons other than Apollo (collectively, “Co-Investors”). The General Partner may or may not also, in its sole discretion, offer opportunities to provide financing to issuers to the persons described in clauses (i) to (vi) of this paragraph, but no such participation in the financing will be treated as a co-investment alongside the Fund, unless otherwise determined by the General Partner in its sole discretion. The General Partner may also structure a co-investment opportunity in a manner that does not involve forming a vehicle managed or advised by the General Partner or one of its affiliates and such investors will not be Co-Investors, unless otherwise determined by the General Partner, in its discretion.

To the extent that the participation of the Fund or any investor in the Fund (or any Parallel Fund or the investors in such Parallel Fund) in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of any law, rule or regulation that could have an adverse impact on any participating investor in such investment opportunity, Apollo may determine to modify some or all of the terms of such investment opportunity or to exclude the Fund or any such investor in the Fund (or any Parallel Fund or the investors in such Parallel Fund) from participating in such investment opportunity.

Further, Apollo could agree in an Apollo Client’s governing documents that all or certain of the investors in such Apollo Client will be offered co-investment opportunities arising out of such Apollo Client’s investment activities on a priority basis before any other person is offered all or a portion of any such opportunity (however, such an agreement would be expected to be subordinate to Apollo’s ability to offer co-investment opportunities to other Apollo Clients or strategic Co-Investors). In any event, no Limited Partner should have any expectation of receiving a co-investment opportunity or will be owed any duty or obligation in connection therewith. Apollo expects that these factors will lead Apollo to favor some potential Co-Investors over others with respect to the frequency with which Apollo offers them co-investment opportunities. Apollo also expects to allocate certain Co-Investors a greater proportion of an investment opportunity than others as a result of these factors. Moreover, given Apollo’s management of substantially all of the Athene Group’s assets, and the treatment of the Athene Group and its related entities as Apollo Clients under applicable circumstances (notwithstanding the merger between Apollo and the Athene Group), Apollo is incentivized to allocate co-investment opportunities to Athene, which could create the appearance or existence of a conflict of interest insofar as Apollo being viewed as allocating co-investment opportunities, including on a selective basis, to itself.

Apollo could allocate co-investment opportunities to prospective Co-Investors that ultimately decline to participate in the offered co-investment. In such instance, if another Co-Investor is not identified, the Fund may be unable to consummate an investment, or may end up holding a larger portion of an investment than the General Partner and the Investment Manager had initially anticipated. To the extent that this happens, the Fund may have insufficient capital to pursue other opportunities or may not achieve its intended portfolio diversification. In addition, if the Fund has participated in a co-investment opportunity alongside any co-investment vehicle or other

Apollo Client and the Fund is subsequently called upon to make an additional investment in respect of such issuer, the Fund may participate in such additional investment for a non-pro rata share up to the full amount of such additional investment.

Co-Investments involving the raising of passive investor capital that invests through Co-Investment Vehicles will generally be made at substantially the same time as (or within a reasonable time before or after) the Fund’s investment and on economic terms at the investment level substantially no more favorable to the applicable Co-Investors than those on which the Fund invests at the time of such Co-Investment (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of such Co-Investment and it being understood that legal, tax, accounting, regulatory or other considerations or limitations may affect the form of such Co-Investments). Any such Co-Investment (other than a Co-Investment by another Apollo Client that was not formed for the purpose of co-investing in the applicable Co-Investment) generally will be sold or otherwise disposed of at substantially the same time (and, in the case of a partial disposition, in substantially the same proportion) as the Fund’s disposition of its interest in such investment and on economic terms at the investment level substantially no more favorable to such Co-Investors than those on which the Fund disposes of its interest in such investment at the time of such disposition (to the extent reasonably practicable, taking into account such facts and circumstances as are applicable with respect to such Co-Investment at the time of the disposition of such Co-Investment), unless, in either case, the General Partner determines in good faith that (i) other terms, proportions or timing are (a) advisable due to legal, tax, accounting, regulatory or other considerations or limitations or (b) advisable in order to facilitate a transaction or (ii) such Co-Investment is or was intended, on or prior to the date of the consummation of the relevant portfolio investment, to be syndicated. The previous sentence will also not apply to any investments by (1) management or employees of the relevant issuer, (2) consultants or advisors with respect to such issuer, (3) pre-existing investors or other persons that are not affiliates of the General Partner, (4) any joint-venture partner, (5) any private fund, private equity business or similar person or business sponsored, managed or advised by persons other than Apollo and (6) any person or entity whom the General Partner believes will be of benefit to the Fund or one or more issuers or who may provide a strategic, sourcing, tax, structuring, regulatory or similar benefit to Apollo, the Fund, an issuer or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise (including private funds sponsored by persons other than Apollo).

Co-Investors in certain transactions could be offered the ability to participate in any leverage arrangements utilized by the Fund or in similar arrangements designed to approximate the leverage arrangements utilized by the Fund; however, such opportunities will not always be available or practicable, the terms of any such arrangements utilized for Co-Investors may differ from those of the arrangements utilized for the Fund and, even where available, Co-Investors will not be required to participate or to make the same election as one another in this regard. Any of the foregoing could result in the returns from such investment experienced by the Fund, on the one hand, differing from the returns experienced by some or all of the Co-Investors, on the other hand, and no such transaction, arrangement or variation will be deemed to contravene the investment-level alignment principles contemplated by this paragraph. Further, the use of such leverage arrangements by the Fund and not by a Co-Investment Vehicle could present conflicts of interest for Apollo in terms of how it manages the underlying investment or in the event of a default or margin call in respect of the investment that is the subject of a margin loan.

With respect to broken deal expenses, the General Partner may, but is not required to, seek to cause the Fund and the Co-Investors to bear their respective pro rata portions of broken deal expenses in accordance with the amount they were expected to invest in the unconsummated deal; however, there can be no assurance that the General Partner will be successful in causing any such Co-Investors to bear their respective pro rata portions of such broken deal expenses. Any such fees, costs or expenses related to co-investments (irrespective of whether such co-investments are ultimately consummated), such as broken deal expenses and reverse break-up fees, that are not borne by Co-Investors will be considered Operating Expenses of, and be borne by, the Fund. Further, in instances where Co-Investors have not yet contractually committed to a proposed co-investment or that do not agree to bear any such fees, costs or expenses, any such fees, costs and expenses will be considered Operating Expenses and be borne by the Fund. The Fund could in certain circumstances be liable for the entire amount of such fees, costs and expenses, even if Co-Investors commit to participate in the relevant investment at the same time as the Fund. In practice, the Fund is typically responsible for the payment of all broken-deal expenses, including legal fees, due diligence expenses, travel and related expenses, reverse termination fees and other fees, costs and expenses.

With respect to a given proposed investment or proposed disposition considered by the Fund and one or more other Apollo Clients, (i) to the extent not reimbursed by a third party, all third-party and internal expenses, including any liquidated damages, reverse termination fees or other similar payments, incurred by the Fund in connection with such proposed investment, where such proposed investment is not ultimately made by the Fund, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the Fund and (ii) to the extent not reimbursed by a third party, all third-party and internal expenses incurred by any other Apollo Client in connection with such proposed investment, where such proposed investment is not ultimately made by the other Apollo Client but is made by the Fund, or in connection with such proposed disposition, where such proposed disposition is not actually consummated by the other Apollo Client but is consummated by the Fund, may be borne, in whole or in part (at the General Partner’s sole discretion) by the Fund (and to the extent borne by the Fund, will be allocated pro rata to all Partners, without taking into account any applicable excuse or exclusion rights of any Limited Partner). For purposes of this paragraph, the third-party and internal expenses referred to herein include, without limitation, commitment fees that become payable in connection with a proposed investment that is not ultimately made, refundable deposits, legal, tax, administrative, accounting, advisory and consulting fees and expenses, travel, accommodation, dining (including, e.g., late-night meals for General Partner employees working on a proposed investment or disposition), entertainment and related expenses, consulting and printing expenses, reverse termination fees and any liquidated damages, forfeited deposits or similar payments.

Apollo is under no obligation to provide co-investment opportunities and could offer a co-investment opportunity to one or more of the categories of Co-Investors described above without offering such opportunity to the other categories and may take into consideration, among other things, the size of a Limited Partner’s subscription amount in determining whether to provide such opportunities to such Limited Partner. The General Partner will, in its sole and absolute discretion, determine if an investment by the Fund alongside or with another person or entity in a given issuer of securities constitutes a co-investment.

In those circumstances where such Co-Investors involve an issuer’s management group, such Co-Investors may receive compensation arrangements relating to the investment, including incentive compensation arrangements. Some of the Co-Investors with whom the Fund may co-invest have pre-existing investments with Apollo, and the terms of such pre-existing investments may differ from the terms upon which such persons may invest with the Fund in such investment.

In addition, the Fund may acquire an interest in an investment through a sale or other disposition of a portion of another Apollo Client’s interest in such investment. In connection therewith, unless otherwise determined by the General Partner, the Fund will pay to such Apollo Client a purchase price determined in accordance with Apollo’s policies and procedures and the governing documents of the applicable Apollo Clients.

Investments in Other Apollo Clients. The Fund could invest in other Apollo Clients, including (i) investments or platforms issued by, related to or that otherwise constitute Apollo Clients, (ii) Platform Investments and joint ventures (including joint ventures formed in connection with Platform Investments, even in circumstances where the Fund is not invested in the relevant Platform Investment) and (iii) newly-formed Apollo Clients established for a particular investment, asset type or investment strategy or sector, (iv) in other Apollo Clients that are established in connection with or in furtherance of the business and warehousing and other financing transactions contemplated by Atlas, and (v) in circumstances where the Fund currently expects to serve as the initial or “anchor” investor in one or more Apollo Clients (any Apollo Clients into which the Fund serves as an “anchor” investor, an “Apollo Anchor Client” and, any such anchor investment, being “Anchor Capital”). The Fund will be directly or indirectly subject to the terms of the governing documents of the Apollo Client in which it invests, and such terms will control with respect to such investment without any corresponding application of the terms and conditions as between the Fund and Apollo, such as the Partnership Agreements (even if such terms are inconsistent). For example, the applicable governing documents of such Apollo Client may provide for a different form, manner, timing or calculation of performance-based compensation that may result in Apollo receiving such compensation from such Apollo Client in a greater amount, earlier or subject to fewer or less burdensome conditions than is the case for the incentive allocation allocable by the Fund. Apollo Clients into which the Fund invests may, in turn, invest in other Apollo Clients or portfolio companies of Apollo Clients. Such activity may subject the Fund to additional risks. For example, the Fund could bear an additional layer of fees and incentive compensation (which will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, Apollo or any of their respective affiliates or employees) as a result of investing into such Apollo Clients, as well as its pro rata share of the expenses of such Apollo Clients, which could adversely affect the Fund’s returns. In addition, by virtue of Atlas having its own employees and overhead, to the extent the Fund invests in Apollo Clients or other entities established for the benefit of, or otherwise participate in opportunities generated by, the Atlas platform, the Fund will indirectly bear its share of the costs and overhead associated with Atlas. In some circumstances, an Apollo Anchor Client that has received significant withdrawal and/or redemption requests may suspend or limit withdrawals and/or redemptions, including withdrawals and/or redemptions by the Fund. The Fund will generally not have an active role in the day-to-day management of an Apollo Client, Platform Investment or joint venture or have the opportunity to evaluate the specific investments made thereby before they are made. The returns of the Fund will depend in part on the performance of the team managing the Apollo Client and could be substantially adversely affected by the unfavorable performance of such team. Similarly, an Apollo Client may invest on the basis of certain short-term market considerations. As a result, the turnover rate with the Apollo Client may be significant, potentially involving substantial brokerage commissions, fees and other transaction costs. The Fund will have no control over such turnover. Because an Apollo Anchor Client, Platform Investment or joint venture may be operated by a newly-formed management team without a significant track record, an Anchor Capital investment may be subject to more significant risks than would be the case if the Fund invested with a more “seasoned” team with a longer track record.

Co-Investments and Other Investments; Syndication. In addition to the ability to syndicate the Fund’s investments to Co-Investors as described herein, Apollo has established one or more investment vehicles (which, or the investors in which, include Apollo affiliates, Apollo Clients, members of the Athene Group and third parties) that are dedicated syndication vehicles whose purpose includes committing to investments (in the form of equity or debt financing) including alongside the Fund and/or other Apollo Clients, with a view toward syndicating all or a portion of certain of such investments to the Fund, other Apollo Clients, friends and family members of employees of Apollo (including their respective family offices), Apollo itself, co-investors and/or other third parties in certain circumstances (a “Syndication Entity”). Syndication Entities are anticipated to be permitted to be offered the opportunity to participate in equity investment opportunities, if applicable, only after the Fund has been allocated its share of the applicable equity investment (as determined pursuant to Apollo’s investment allocation policies and procedures) and any Limited Partner co-investment syndication has been accounted for. In the case of equity investments, it is anticipated that the presence of a Syndication Entity could be beneficial to Apollo Clients and the potential equity investment in certain circumstances, including, among other things: (i) where the Fund has exhausted its available capital for the applicable transaction; (ii) a customary co-invest syndication is not available or practical under the circumstances or does not (or is not expected to) result in a successful syndication of the full amount required; (iii) an investment is larger than what the Fund would otherwise be able to speak for; (iv) a Syndication Entity could help to reduce concentration risk through syndicating excess deal capacity (after giving effect to the portions of the investment that are allocated to the Fund or, under certain circumstances, offered to Co-Investors); or (v) timing, legal, regulatory, tax or similar constraints could be mitigated or nullified to the extent a Syndication Entity commits to the transaction alongside the Fund. Consistent with Apollo’s prior practice and experience, it is anticipated that co-investment opportunities will continue to play an important role in the Fund’s investment program and will often be available for relatively large investments (it being understood that there can be no guarantee on the ultimate availability of co-investment opportunities), and it is Apollo’s belief that a Syndication Entity could contribute to the execution of this program by allowing the Fund to source and execute relatively larger transactions. The presence of a Syndication Entity could broaden the universe of attractive investments available to the Fund by allowing the Fund to speak for larger deals while maintaining both what Apollo believes to be appropriate portfolio construction within the Fund and Apollo’s typical levels of co-investor participation (without increasing duplicative exposure for co-investors), and could enable the Fund to avoid complex consortium dynamics and maintain control of investments, thereby allowing it to seek to drive operational improvement and outcomes and determine exit strategies in the manner Apollo believes to be most beneficial to the Fund and the relevant issuer.

While it is not anticipated that a Syndication Entity will be entitled to be offered any investment opportunities in any particular strategy on a priority basis, Apollo could be subject to a conflict of interest in connection with its determination of the portion of such equity investment that is to be allocated to the Fund or offered to Co-Investors. Further, Syndication Entities are anticipated to participate in the equity and debt of issuers, including where the Fund participates (along with any Co-Investors) only in the equity of such issuer, in another level of the capital structure or in a non-pari passu manner vis-à-vis such Syndication Entities. No such participation will be included in, or count towards, the Apollo side-by-side co-investment percentage (if applicable to a particular Apollo Client), nor will any such participation constitute a co-investment or be subject to the limitations thereon set forth in the Partnership Agreements, nor will a Syndication Entity be considered a Co-Investor. To the extent any such arrangements are entered into, they could result in fewer co-investment opportunities being made available to the Limited Partners.

Where both the Fund and Syndication Entities commit to all or any portion of an investment that is expected to be syndicated, Apollo could choose to split the post-closing syndication among the Fund and Syndication Entities based on a methodology determined by Apollo, in its discretion, which could include syndication on a non-pro rata basis. If there is insufficient demand and the full amount bridged by the Fund and Syndication Entities in the aggregate is not repaid, refinanced or syndicated (including for reasons outside of the control of the Fund or such Syndication Entities), The Fund will be left with a more concentrated exposure to the relevant investment than was originally desired and a more concentrated exposure than they would have had if the Fund’s investments were syndicated on a priority basis relative to Syndication Entities. In addition, where Syndication Entities and/or the Fund commit to any portion of a follow-on investment that is expected to be syndicated and any portion of such follow-on investment is not successfully syndicated, Syndication Entities and/or the Fund could as a result participate in the follow-on investment on a non-pro rata basis relative to their share of the original investment. In connection with any syndication undertaken together by the Fund and Syndication Entities, it is anticipated that the Fund would obtain “back-to-back” commitments or support from Syndication Entities and bear the credit risk of such Syndication Entities vis-à-vis the potential underlying investment. The Fund may not be compensated for bearing such risk; however, it is not anticipated that such risk would be material. In addition, Apollo or one or more Affiliated Service Providers will receive fees (including from investors acquiring interests in the relevant investment through the applicable syndication and from portfolio investments) in connection with participation of a Syndication Entity in any investment. Any such fees allocable to a Syndication Entity’s participation in any investment alongside the Fund will be for the benefit of Apollo or the applicable Affiliated Service Provider and will be borne by the applicable Client to the extent permitted by or disclosed in the applicable Partnership Agreements. Investors (including certain investors in the Fund, certain strategic partners and third-party investors) who ultimately participate in an investment syndicated through a Syndication Entity may participate pursuant to more favorable rights or pre-negotiated terms, including with respect to discounts or rebates of performance-based compensation or management fees.

In addition, Apollo or one or more Affiliated Service Providers are expected to receive fees (including from investors acquiring interests in the relevant investment through the applicable syndication and from portfolio investments) in connection with a Syndication Entity’s participation in any investment. Any such fees, as well as the portion of any special fees allocable to a Syndication Entity’s participation in any investment alongside the Fund, will be for the benefit of Apollo or the applicable Affiliated Service Provider, and will not offset management fees payable by the Fund (and therefore included in the adjusted cost of the relevant investment for purposes of calculating management fees). Fees and expenses like those above that are not deemed “special fees” are often capitalized as part of the acquisition price of the relevant investment for consummated investments. Apollo is incentivized to classify services or otherwise structure a transaction in a manner to support the determination that the fees generated are not special fees. Investors (including Limited Partners, certain strategic partners and third-party investors) who ultimately participate in an investment syndicated through a Syndication Entity may participate pursuant to more favorable rights or pre-negotiated terms, including with respect to discounts or rebates of performance-based compensation or management fees.

Over-Commitment. In order to facilitate the acquisition of a portfolio investment, the Fund may make (or commit to make) an investment that exceeds the desired amount with a view to selling a portion of such investment to Co-Investors or other persons (including to Apollo Clients) prior to or within a reasonable time after the closing of the acquisition. (Conversely, the Fund may also participate or commit to participate in opportunities over-committed by other Apollo Clients.) In such event, the Fund will bear the risk that the transaction will not be consummated or that any or all of the excess portion of such investment may not be sold or may only be sold on unattractive terms and that, as a consequence, the Fund may bear the entire portion of any break-up fee or other fees, costs and expenses related to such investment, including break-up fees and hold a larger than expected portion of such issuer or may realize lower than expected returns from such investment. The General Partner endeavors to address such risks by requiring such investments to be in the best interests of the Fund, regardless of whether any sell-down ultimately occurs. None of the General Partner, the Investment Manager or any of their respective affiliates will be deemed to have violated any duty or other obligation to the Fund or any of its investors by engaging in such investment and sell-down activities.

Non-Controlling Investments. The Fund is expected to hold non-controlling interests in certain issuers and, therefore, may have a limited ability to protect its position in such issuers; although where practicable and appropriate, it is expected that shareholder rights or similar rights in non-corporate vehicles generally will be sought to protect the Fund’s interests. There can be no assurance, however, that such minority investor rights will be available or that such rights will provide sufficient protection of the Fund’s interests. In addition, the Fund may hold investments in debt instruments or other investments that do not entitle the Fund to voting rights and, therefore, the Fund may have a limited ability to protect such investments.

Control Person Liability. The Fund could, as a result of a restructuring or other event with respect to an issuer, acquire a controlling interest in an issuer. The fact that the Fund or the General Partner or Investment Manager exercises control or exerts influence (or merely has the ability to exercise control or exert influence) over a company may give rise to risks of liability (including under various theories of parental liability and piercing the corporate veil doctrines) for, among other things, personal injury and/or property or environmental damage claims arising from an accident or other unforeseen event, product defects, employee benefits (including pension and other fringe benefits), failure to supervise management, violation of laws and governmental regulations (including securities laws, anti-trust laws, employment laws, anti-bribery and other anti-corruption laws) and other types of liability for which the limited liability characteristic of business ownership and the Fund itself (and the limited liability structures that may be utilized by the Fund in connection with its ownership of issuers or otherwise) may be ignored or pierced, with the result being that relevant entities could be treated as if such limited liability characteristics or structures did not exist for purposes of the application of such laws, rules, regulations and court decisions. These risks of liability may arise pursuant to U.S. and non-U.S. laws, rules, regulations, court decisions or otherwise (including the laws, rules, regulations and court decisions that apply in jurisdictions in which issuers or their subsidiaries are organized, headquartered or conduct business). Such liabilities may also arise to the extent that any such laws, rules, regulations or court decisions are interpreted or applied in a manner that imposes liability on all persons that stand to economically benefit (directly or indirectly) from ownership of issuers, even if such persons do not exercise control or otherwise exert influence over such issuers (e.g., Limited Partners). Lawmakers, regulators and plaintiffs have recently made (and may continue to make) claims along the lines of the foregoing, some of which have been successful. If these liabilities were to arise with respect to the Fund or its issuers, the Fund might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over an issuer could expose the assets of the Fund, its Partners, the General Partner, the Investment Manager and their respective affiliates to claims by such issuer, its security holders, its creditors and regulatory authorities or other bodies. While the General Partner intends to manage the Fund to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is not adverse to issuers and the Fund and its Limited Partners. Moreover, it is possible that, when evaluating a potential investment, the General Partner or the Investment Manager may choose not to pursue or consummate such investment, if any of the foregoing risks may create liabilities or other obligations for any of the Fund, the General Partner, the Investment Manager or any of their respective affiliates.

Contingent Liabilities on Disposition of Investments. In connection with the disposition of an investment of the Fund, the Fund may be required to make representations and warranties about such investments. The Fund may become involved in disputes or litigation concerning such representations and warranties and may be required to make payments to third parties as a result of such disputes or litigation. If the Fund does not have cash available to conduct such litigation or make such payments, it may be required to borrow funds. Any such payments and borrowings could adversely impact the Fund’s ability to make distributions. In addition, if the Fund is unable to borrow funds to make such payments, it may be forced to sell investments to obtain funds. Such sales may be effected on unsatisfactory terms. The General Partner may also establish reserves or escrow accounts for such contingent liabilities. Notwithstanding such contingencies, the General Partner will not be obligated to establish reserves and anticipates making or facilitating distributions. Furthermore, each Limited Partner that receives a distribution in error or in violation of applicable law will, under certain circumstances, be obligated to recontribute such distribution to the Fund.

Portfolio Investment Designation. The Fund may purchase or hold through a special purpose vehicle or other subsidiary a group of investments (regardless of whether such investments are related, purchased from a single seller or neither) in a single issuer or a group of issuers. If the Fund purchases or holds through a special purpose vehicle or other subsidiary a group of investments (regardless of whether such investments are related, purchased from a single seller or not) in a single issuer or a group of issuers, the General Partner may, in its sole discretion, designate any such special purpose vehicle or subsidiary as a portfolio investment at any time, including before or after the creation or utilization thereof, and the General Partner will in its sole discretion define which entity or entities constitutes the portfolio investment. Any such special purpose vehicle or other subsidiary (and not, for the avoidance of doubt, any investment made or held through such entity) will, unless otherwise determined by the General Partner in its sole discretion, be treated as a portfolio investment, including that any such entity will be authorized to freely reinvest proceeds in, substitute collateral for, provide one or more guarantees, letters of credit, equity commitment letters or similar credit support (including on a joint and several or cross-collateralized basis or otherwise as described herein or in the Partnership Agreements) for, and otherwise engage in financial transactions with, any of the entities comprising the enterprise conducted through such special purpose vehicle or other subsidiary and otherwise optimize its portfolio. In connection therewith, any such special purpose vehicle or other subsidiary may utilize or reserve proceeds generated at the level of any such special purpose vehicle or other subsidiary for purposes of making additional investments or paying or reserving for the payment of fees, costs, expenses and other liabilities of such special purpose vehicle or other subsidiary without having any obligation to necessarily cause such proceeds to be distributed by such special purpose vehicle or other subsidiary to the Fund (and, in turn, to the Partners), even if such special purpose vehicle or other subsidiary is an entity that is utilized to facilitate the making of investments by the Fund only or the Fund together with other Apollo Clients. No restriction, limitation or obligation set forth herein or in the Partnership Agreements that is applicable to the Fund will be deemed to apply at the level of a special purpose vehicle, subsidiary, portfolio investment or issuer, including that any excuse right otherwise afforded to a Limited Partner will not apply on a “look-through” basis to any investment made or held through an entity that is itself treated as a portfolio investment. As such, each of the Fund, the General Partner and the Investment Manager is subject to conflicts of interest in determining whether an entity should be designated as a portfolio investment.

Fraud. Of concern in investments in loans is the possibility of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund to perfect or effectuate a lien on any collateral securing the loan. The Fund will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable when it makes its investments, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Fund may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Projections. The Limited Partners may have received, and may in the future receive, projections developed by Apollo, the Fund or a Special Purpose Vehicle (as defined below) concerning the performance of potential investments and with respect to payments on the interests in a Special Purpose Vehicle. Projections are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the control of Apollo, the Fund and any such Special Purpose Vehicle. Actual events may differ from those assumed. Some important factors that could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates, life expectancy of remaining insureds, creditworthiness of carriers, and business, market, financial or legal conditions. Accordingly, there can be no assurance that projections will not be materially different than those estimated therein.

Suitability of Investments. An investment in the Fund is not suitable for all investors. An investment is suitable only for sophisticated investors and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Fund. Investors with any doubts as to the suitability of an investment in the Fund should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in the Fund in light of their own circumstances and financial condition. An investment in the Fund requires a long-term commitment, and there can be no assurance that the Fund’s investment objectives will be achieved or that there will be any return of capital. Therefore, investors should only invest in the Fund if they can withstand a total loss of their investment.

Due Diligence. Before making an investment, the Investment Manager expects to conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to such investment. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues and assessment of cyber security and information technology systems. Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of investment. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Investment Manager’s reduced control of the functions that are outsourced. In addition, if the Investment Manager is unable to timely engage third-party providers or if a transaction must, for commercial or other reasons, be conducted on an expedited basis, its ability to evaluate and acquire more complex targets could be adversely affected.

When conducting due diligence and making an assessment regarding an investment, the Investment Manager will rely on the resources available to it, including public information, information provided by the target of the investment and, in some circumstances, third-party investigations, as well as private information, including information obtained due to the Investment Manager’s investment professionals’ relationships with former and current banks, lenders, management teams, consultants, competitors, investment bankers and due diligence conducted for another Apollo Client, whether for the same proposed investment or a different investment opportunity. The due diligence investigation that the Investment Manager carries out with respect to any investment opportunity might not reveal or highlight all relevant facts, material or otherwise, that are necessary or desirable in evaluating such investment opportunity. In addition, instances of fraud and other deceptive practices committed by the management teams of issuers in which the Fund has an investment or is evaluating a potential investment could undermine the Investment Manager’s due diligence efforts with respect to such issuers. Moreover, such an investigation will not necessarily result in the investment being successful. Conduct occurring at portfolio companies, including activities that occurred prior to the Fund’s investment therein, could have an adverse impact on the Fund.

Expedited Transactions. Investment analyses and decisions by the General Partner and the Investment Manager will often be undertaken on an expedited basis in order for the Fund to take advantage of investment opportunities. For example, the Fund may seek to purchase entire portfolios or substantial portions of portfolios from market participants in need of liquidity or suffering from adverse valuations, and the Fund may be required to bid on such portfolios in a very short time frame. In such cases, the information available to the General Partner and the Investment Manager at the time of an investment decision may be limited, and the General Partner and the Investment Manager may not have access to the detailed information necessary for a full evaluation of the investment opportunity. As a consequence, there is substantial risk that the General Partner and the Investment Manager will not be able to adequately evaluate particular risks or that market movements or other adverse developments will cause the Fund to incur substantial losses on such transactions. In addition, the financial information available to the General Partner and the Investment Manager may not be accurate or provided based upon accepted accounting methods. In addition, the General Partner and the Investment Manager may rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Portfolio Borrower and Revolver Seller Fraud; Breach of Covenant. The Fund may acquire funded and unfunded revolving credit facilities (“Revolvers”) having structural, covenant and other contractual terms providing adequate downside protection, but there can be no assurance that such features and terms will achieve their desired effect and potential investors should regard an investment in the Fund as being speculative and having a high degree of risk. Of paramount concern in acquiring a Revolver is the possibility of material misrepresentation or omission on the part of the Revolver seller, the borrower thereunder (the “Portfolio Borrower”) or other credit support providers, or breach of covenant by any such parties. Such inaccuracy or incompleteness or breach of covenants could adversely affect the valuation of the collateral underlying the loans or the ability of the Revolver lenders to perfect or effectuate a lien on the collateral securing the loan or the Fund’s ability to otherwise realize on or avoid losses in respect of the investment. The Fund will rely upon the accuracy and completeness of representations made by any such parties to the extent reasonable, but cannot guarantee such accuracy or completeness.

Investments in Bank Loans and Participations. The investment portfolio of the Fund may include bank loans, including those acquired through an assignment and participations therein. As further described below, certain risks associated with investing in these obligations include: (i) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws; (ii) environmental liabilities that may arise with respect to collateral securing the obligations; (iii) adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; (iv) limitations on the ability of the Fund, the General Partner or the Investment Manager to directly enforce any of their respective rights with respect to participations;

and (v) generation of income that is subject to U.S. federal income taxation as income effectively connected with the conduct of a U.S. trade or business. The Investment Manager will attempt to balance the magnitude of these risks against the potential investment gain prior to entering into each such investment. Successful claims by third parties arising from these and other risks, absent bad faith, may be borne by the Fund.

Bank loans generally are transferable among financial institutions and other entities. However, they do not presently have the liquidity of conventional debt securities and are often subject to restrictions on resale. For example, third party approval is often required for the assignment of interests in bank loans. Due to the illiquidity of bank loans, the Fund may not be able to dispose of its investments in bank loans in a timely fashion and at a fair price, which could adversely affect the performance of the Fund. With respect to bank loans acquired as participations by the Fund, because the holder of a participation generally has no contractual relationship with a borrower, the Fund will have to rely upon a third party to pursue appropriate remedies against a borrower in the event of a default. As a result, the Fund may be subject to delays, expenses and risks that are greater than those that would be involved if the Fund could enforce its rights directly against a borrower or through the agent. Bank loans acquired as participations also involve the risk that the Fund may be regarded as a creditor of a third party rather than a creditor of the borrower. In such a case, the Fund would be subject to the risk that a selling participant may become insolvent.

Furthermore, a borrower of a bank loan, in some cases, may prepay the bank loan. Prepayments could adversely affect the Fund’s interest income to the extent that the Fund is unable to reinvest promptly payments in bank loans or otherwise or if such prepayments were made during a period of declining interest rates.

The Fund may invest in broadly syndicated loans indirectly through acquiring participation or sub-participation interests in all or a portion of a loan. Participations in a loan will result in a contractual relationship between the Fund and the institution participating out (such institution, the “Underlying Lender”), or selling, the relevant portion of the loan and not with the Portfolio Borrower under the loan. Participation interests will only give the Fund the right to receive payments of principal and interest from the Underlying Lender, and not directly from the Portfolio Borrower. The Underlying Lender will generally retain all voting and consent rights, and the Fund will typically have limited or no voting or consent rights with respect to amendments of the underlying credit documents or other related matters. The Underlying Lender may have economic or business interests or goals that are inconsistent with those of the Fund, and may vote in a manner which is detrimental to the Fund’s interests. The Underlying Lender may also require the Fund to post collateral with it in order to secure the Fund’s portion of the funding obligation under such loan. However, in the event that the Underlying Lender becomes insolvent and is subject to bankruptcy proceedings, the collateral posted by the Fund may become subject to claims in the bankruptcy and the Fund’s position may be that of a general unsecured creditor. In addition, the Fund’s interest in the Revolver may be compromised due to the insolvency of the Underlying Lender or any other loan participant’s failure to make payments to the Underlying Lender to fund a Revolver. The Fund would also not have direct contractual recourse to the Underlying Lender and recovery would be dependent upon the grantor performing its contractual obligations under the participation, the failure of which may not be easily remediable. Further, independent action by the grantor could have a negative effect on recoveries.

It is possible that the Fund will not realize its investment objectives by selling Revolver positions in advance of their anticipated maturities. However, if it should need to sell Revolver positions or other investments it holds as a result of a restructuring, in some cases, the Fund may be legally, contractually or otherwise prohibited from selling such investments for a period of time or otherwise be restricted from disposing of them, and illiquidity may also result from the absence of an established market for certain investments. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Fund may require a substantial length of time to liquidate. The Fund does not expect to be able to realize its investment objectives by sale or other disposition of Revolver positions or other investments it holds as a result of a restructuring.

Time Required For Maturity of Investments. Due to a restructuring, certain Revolvers, or other assets acquired by the Fund in a restructuring, may have maturities longer than the term of the Fund and certain such Revolvers or other assets may have grace periods of several years. Furthermore, the Fund may, in connection with collateral held by it, acquire non-marketable common or preferred equity securities and other illiquid assets with equity participation features, which, to the extent that they have value at all, will likely not have realizable value for a significant period of time. Accordingly, it is unlikely that significant distributions to Limited Partners will occur for a number of years from the date of the applicable capital contributions, and certain investments could need to be disposed of upon dissolution of the Fund for less than their potential value.

No Amortization Requirements. Revolvers have no mandatory amortization requirements. The absence of amortization of any debt over the life of the investment could increase the risk that the issuer will not be able to repay or refinance the loans held by the Fund when it matures.

Limited Amortization Requirements. The Fund may invest in loans that have limited mandatory amortization requirements. While these loans could obligate the borrower to repay the loans out of asset sale proceeds or with annual excess cash flow, repayment requirements could be subject to substantial limitations that would allow a borrower to retain such asset sale proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment could increase the risk that a borrower will not be able to repay or refinance the loans held by the Fund when it matures.

Extension Risk. Revolvers are generally the shortest maturity obligation in a company’s capital structure and are often the first tranche of a company’s debt targeted for refinancing. Incumbent Revolver lenders are typically the primary syndication targets for a maturity extension, partially due to the inherent challenges a company faces in obtaining new Revolver capital. The ability for the Fund to exit an existing position in a Revolver refinancing will be more challenging when the company is underperforming and its credit profile is weakened. In some circumstances, the Fund may be required to participate in a maturity extension if it is deemed to be positive for the Revolver relative to the alternatives. Maturity extensions are typically accompanied by capacity reductions, amendment fees, and other economic or covenant enhancements, although these are case specific. Maturity extensions may result in the need to extend the term of the Fund, lower diversity, and increase concentration risk. In addition, an extension increases the likelihood that the ability of the Portfolio Borrower to repay the principal of the loan is dependent upon a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

Funding Revolver Prior to Restructuring. Revolvers can generally be drawn by the Portfolio Borrower at any time prior to their maturity. Companies preparing to enter a court-sponsored bankruptcy proceeding or negotiate an out-of-court restructuring often fully draw their Revolvers. This is often done to provide additional cash liquidity and strengthen the company’s negotiating position. Amounts funded under a Revolver become an obligation of the company and its bankruptcy estate. The discount received in the Revolver purchase price may limit the loss-given-default associated with recoveries in a restructuring. Recovery proceeds in a bankruptcy can be realized over variable time periods, which may extend beyond the term of the Fund.

Unfunded Loans. The Fund may invest in loan commitments that are unfunded at the time of investment. A loan commitment is a written agreement in which the lender commits itself to make a loan or loans up to a specified amount within a specified time period. The loan commitment sets out the terms and conditions of the lender’s obligation to make the loans. The portion of the amount committed by a lender under a loan commitment that the borrower has not drawn down is referred to as “unfunded.” A lender typically is obligated to advance the unfunded amount of a loan commitment at the borrower’s request, subject to certain conditions regarding the creditworthiness of the borrower. Borrowers with deteriorating creditworthiness could continue to satisfy their contractual conditions and therefore be eligible to borrow at times when the lender might prefer not to lend. In addition, a lender will likely have assumptions as to when the borrower will draw on an unfunded loan commitment when the lender enters into the commitment. If the borrower does not draw as expected, the commitment is unlikely to prove as attractive an investment as originally anticipated. Further, any failure to advance requested funds to a borrower could result in possible assertions of offsets against amounts previously lent.

Operational Requirements. Revolver lenders can be required to advance funds upon request by a company. Borrowing notices can be submitted for same-day or next business day draw under a base-rate borrowing and a three-business day notice for Eurocurrency borrowings. The Fund will be required to satisfy these obligations when notice is received. Lenders who do not fund upon receipt of a borrowing notice may lose their voting rights and the right to interest and fees under the credit agreement governing a Revolver. Portfolio Borrowers may pursue Revolver lenders who do not fund their obligations for damages. This liability is principally the cost of obtaining replacement financing but in some cases may include consequential damages.

The Fund may be required to balance borrowing and repayment requests from a number of Portfolio Borrowers on a weekly or other basis. The frequency and unpredictability of funding increases the potential for human error in the administration of the Fund.

Funding Variability. Data on average Revolver utilization is not reported by an individual company and is not available across the market. Prediction of Revolver utilization is inherently subjective and may not take into account changes in credit quality and changes in cash flow, including working capital fluctuation and acquisition activity. While higher than expected utilization increases the current income of the Fund, it can also lower returns to the extent that the Fund needs to call capital to satisfy borrowing requests and will increase the Fund’s exposure to Portfolio Borrower defaults.

Approval Rights. Most credit agreements provide the borrower with negative consent rights over lender transfers of their Revolvers. Many sponsor-backed and corporate obligors will deny requests to transfer their Revolvers from investment and commercial banks to non-bank holders. This is partially due to concerns over the funding reliability of non-bank holders, who are unrated and otherwise do not have a relationship with the company. It may also be due to concerns about allowing persons that may be affiliated with competitors to have a creditor’s information and other rights. These concerns could negatively affect the Fund’s ability to be approved as the transferee of an interest in Revolvers. To the extent such rights are not granted to the Fund, the Fund may decide instead to acquire participation interests in a syndicated loan. Once a transfer is approved by the Portfolio Borrower, the Fund may obtain traditional voting and lender information rights. However, Portfolio Borrower reluctance to approve transfers may also affect the Fund’s ability to liquidate its position in a Revolver should it need to.

Administrative agent banks also have approval rights over assignments of Revolvers due to their role in advancing swingline and letter of credit borrowings on behalf of the Revolver lenders, therefore assuming counterparty credit risk. While agent banks have generally been comfortable with Apollo and Apollo Clients owning Revolvers, there is no assurance this will be the case in the future. Also, such approval rights increase the illiquidity of Revolvers and can negatively impact the closing time period of secondary trades conducted to create the portfolio.

Non-Performing Nature of Loans. The investment portfolio of the Fund will include loans, which may be non-performing and possibly in default. Furthermore, the obligor and/or relevant guarantor may also be in bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments with respect to such loans.

Although the Investment Manager will attempt to manage these risks, there can be no assurance that these investments will increase in value or that the Fund will not incur significant losses. Investors should be prepared to lose all or substantially all of their investment in the Fund.

Senior Loans Risk. Senior secured loans are usually rated below investment-grade or may also be unrated. As a result, the risks associated with senior secured loans are similar to the risks of below investment-grade fixed income instruments, although senior secured loans are senior and secured in contrast to other below investment-grade fixed income instruments, which are often subordinated or unsecured. Investment in senior secured loans rated below investment-grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment-grade issuers to default on their payments of interest and principal owed to the Fund, and such defaults could have a material adverse effect on the Fund’s performance. An economic downturn would generally lead to a higher non-payment rate, and a senior secured loan may lose significant market value before a default occurs. Moreover, there is a risk that the collateral securing such loans will decrease in value over time, will be difficult to sell in a timely manner, will be difficult to appraise and will fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the issuer to raise additional capital, and, in some circumstances, the Fund’s liens could be subordinated to claims of other creditors. Consequently, the fact that a loan is secured does not guarantee that the Fund will receive principal and interest payments according to the loan’s terms, or at all, or that the Fund will be able to collect on the loan should it be forced to enforce its remedies. Senior secured loans are subject to a number of risks described elsewhere in this Annual Report, including liquidity risk and the risk of investing in below investment-grade fixed income instruments.

There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, the Investment Manager will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, the Fund will be particularly dependent on the analytical abilities of the Investment Manager.

In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that the Fund may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

Second Lien Loans. The Fund is permitted to invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy that can materially affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms could result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products. Beginning in August 2007, the market for certain loan products, including second lien loans, contracted significantly, which made certain second lien loan products less liquid or illiquid. Some participants ceased underwriting and purchasing certain second lien loan products. There can be no assurance that the market for second lien loans will not contract further.

Subordinated Loans or Securities. Certain of the Fund’s investments will consist of loans or securities, or interests in pools of securities that are subordinated or may be subordinated in right of payment and ranked junior to other securities issued by, or loans made to obligors. If an obligor experiences financial difficulty, holders of its more senior securities will be entitled to payments in priority to the Fund. Some of the Fund’s asset-backed investments may also have structural features that divert payments of interest and/or principal to more senior classes of loans or securities backed by the same assets when loss rates or delinquency exceeds certain levels. This may interrupt the income the Fund receives from its investments, which may lead to the Fund having less income to distribute to investors.

In addition, many of the obligors are highly leveraged and many of the Fund’s investments will be in securities which are unrated or rated below investment-grade. Such investments are subject to additional risks, including an increased risk of default during periods of economic downturn, the possibility that the obligor may not be able to meet its debt payments and limited secondary market support, among other risks.

Zero Coupon and PIK Bonds. Because investors in zero coupon or PIK bonds receive no cash prior to the maturity or cash payment date applicable thereto, an investment in such securities to the extent made or otherwise held by the Fund generally has a greater potential for complete loss of principal and/or return than an investment in debt instruments that make periodic interest payments. Such investments are more vulnerable to the creditworthiness of the issuer and any other parties upon which performance relies.

Mezzanine Investments. Most of the Fund’s mezzanine investments are expected to be unsecured and made in companies and other issuers whose capital structures have significant indebtedness ranking ahead of the investments, all or a significant portion of which could be secured. As a result, upon any distribution to any such issuer’s creditors in a bankruptcy, liquidation or reorganization or similar proceeding, the holders of such senior and/or secured indebtedness (to the extent of the collateral securing such obligations) will be entitled to be paid in full before any payment will be made on the Fund’s investments. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to a portfolio investment or other issuer in which the Fund has made any such investment, the Fund will participate with all other holders of such issuer’s indebtedness in the assets remaining after the issuer has paid all of its senior and/or secured indebtedness (to the extent of the collateral securing such obligation). In such circumstances, it is possible that an issuer could not have sufficient funds to pay all of its creditors, and the Fund could receive nothing, or less, ratably, than the holders of senior and/or secured indebtedness of such issuers or other holders of indebtedness of the issuer that is not subordinated.

While the Fund’s investments could benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of the Fund’s investments and could benefit from cross-default provisions and security over the assets of the relevant portfolio investment or other issuer, some or all of such terms could not be part of particular investments. Moreover, the ability of the Fund to influence a portfolio investment’s or other issuer’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by the Fund of its rights as creditors. Accordingly, the Fund could be unable to take the steps necessary to protect their investments in a timely manner or at all, and there can be no assurance that the rate of return objectives of the Fund in respect of such investments will be achieved. In addition, the mezzanine investments made by the Fund could not be protected by financial covenants or limitations upon additional indebtedness, could have limited liquidity and are not expected to be rated by a credit rating agency.

Mezzanine investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a “fraudulent conveyance” under relevant creditors’ rights laws, possibly resulting in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment; (ii) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so-called “lender liability” claims by the issuer of the obligations; and (v) environmental liabilities that could arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio investment or other issuer in which the Fund invests, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of the Fund’s investment in any such issuer.

Risks Arising from Purchases of Debt on a Secondary Basis. The Fund may invest in loans and debt securities acquired on a secondary basis. The Fund is unlikely to be able to negotiate the terms of such debt as part of their acquisitions, and, as a result, these investments will likely not include some of the covenants and protections the Fund expects to generally seek. Even if such covenants and protections are included in the investments held by the Fund, the terms of the investments could provide the relevant portfolio investments or other issuers with substantial flexibility in determining compliance with such covenants. In addition, the terms on which debt is traded on the secondary market could represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

Interest Rate Risk. Changes in interest rates can affect the value of the Fund’s investments in fixed income instruments. Increases in interest rates could cause the value of the Fund’s investments to decline. The Fund could experience increased interest rate risk to the extent it invests, if at all, in lower-rated instruments, debt instruments with longer maturities, debt instruments paying no interest (such as zero coupon debt instruments) or debt instruments paying non-cash interest in the form of other debt instruments. Recently, numerous governments and their agencies have implemented interest rate policies designed to restore price stability in the face of inflationary pressures by increasing the underlying federal interest rate (or corresponding rate of the applicable jurisdiction). There can be no assurances of how long the period of rising interest rates will last or how high interest rates will become in response to such inflationary pressures. In addition, as a result of such increasing interest rates, reserves held by banks and other financial institutions in bonds and other debt securities could face a significant decline in value relative to deposits and liabilities which, coupled with general economic headwinds resulting from a changing interest rate environment, creates liquidity pressures at such institutions, as evidenced by the recent bank runs involving several banks, causing some to be placed into receivership. As a result, certain sectors of the credit markets could experience significant declines in liquidity, and it is possible that the management and other personnel of the Fund’s investments will not be able to manage this risk effectively. It is yet to be determined how these bank runs will fully impact other financial instruments and broader economy, as well as the overall performance of the Fund and its investments.

Market Volatility. The Fund may invest in securities of publicly traded companies. Securities markets in certain countries in which the Fund may invest are fragmented, smaller, less liquid and more volatile than the securities markets of the United States and certain other developed countries. Securities markets in the countries in which the Fund may invest have, in the past, experienced substantial price volatility that could have an adverse impact on the value of the Fund’s investments that consist of securities. Periods of economic and political uncertainty may result in further volatility in the value of such investments. As a result, there may be greater volatility than the volatility that could be expected by investors in comparable securities traded in U.S. securities markets. There can be no assurance that the Fund’s investments will not be sold at prices below their acquisition costs.

Adjustments to Terms of Investments. The terms and conditions of the loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a supermajority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligation arising from loan agreements could be modified, amended or waived in a manner contrary to the preferences of the Fund, if a sufficient number of the other lenders concurred with such modification, amendment or waiver. There can be no assurance that any obligations arising from a loan agreement will maintain the terms and conditions to which the Fund originally agreed. Because the Fund may invest through participation interests and derivative securities, it is possible that the Fund may not be entitled to vote on any such adjustment of terms of such agreements.

The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The General Partner will have the authority to cause the Fund to consent to certain amendments, waivers or modifications to the investments requested by obligors or the lead agents for loan syndication agreements. The General Partner may, in accordance with its investment management standards, cause the Fund to extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. The General Partner will make such determinations in accordance with its investment management standards. Any amendment, waiver or modification of an investment could adversely impact the Fund’s investment returns.

Loans to Private Companies. Loans to private and middle-market companies involve risks that may not exist in the case of large, more established and/or publicly traded companies, including, without limitation:

•
these companies may have limited financial resources and limited access to additional financing, which may increase the risk of their defaulting on their obligations, leaving creditors, such as the Fund, dependent on any guarantees or collateral that they may have obtained;
•
these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render such companies more vulnerable to competition and market conditions, as well as general economic downturns;
•
there will not be as much information publicly available about these companies as would be available for public companies and such information may not be of the same quality;
•
these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations;

•
these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position; and
•
these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Additional Capital. The Fund’s issuers may require additional financing to satisfy their working capital requirements, capital expenditure and acquisition and financing strategies. The amount of additional financing needed will depend upon the maturity and objectives of the particular issuer. If the funds provided are not sufficient, such issuer may have to raise additional capital at a price unfavorable to existing investors, including the Fund. In addition, the Fund may make additional debt and equity investments or exercise warrants, options or convert convertible securities that were acquired in the initial investment in such issuer in order to, among other things, preserve the Fund’s proportionate ownership when a subsequent financing is planned, or to protect or enhance the Fund’s investment when such issuer’s performance does not meet expectations. The availability of capital is generally a function of capital market conditions that are beyond the control of the Fund or any issuer. There can also be no assurance that the issuers will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available from the Fund or any other financing source. For instance, the Fund may be called upon to provide follow-on funding for its investments or have the opportunity to increase its investment in such an issuer. There can be no assurance that the Fund will make follow-on investments or that it will have sufficient funds or the ability to do so. Any decision by the Fund not to make a follow-on investment or its inability to make such an investment may, in either case, have a substantial negative impact on an issuer in need of such an investment or may diminish the Fund’s ability to influence the issuer’s future development. The General Partner will, in its sole discretion, determine whether an investment constitutes an additional investment, including for purposes of the Partnership Agreements.

Fund’s Income. The Fund’s income may at times be variable. For example, there may be times when the Fund holds instruments that are junior to other instruments and as a result of limited cash flow, the Fund receives little or no income. A wide range of factors could adversely affect an obligor’s ability to make repayments, including adverse changes in the financial condition of such obligor or the industries or regions in which it operates; the obligor’s exposure to counterparty risk; systemic risk in the financial system and settlement; changes in law or taxation; changes in governmental regulations or other policies; natural disasters; terrorism; social unrest or civil disturbances; or general economic conditions. Default rates tend to accelerate during economic downturns. See “—Counterparty Risk,” “—Market Disruptions,” “—Certain Risks Relating to Certain Regulatory and Tax Matters,” and “—Certain Risks Relating to Investments in Non-U.S. Jurisdictions—Legal Infrastructure.”

Any defaults will have a negative impact on the value of the Fund’s investments and may reduce the return that the Fund receives from its investments. While some amount of annual defaults is expected to occur in the Fund’s portfolio, defaults in or declines in the value of the Fund’s investments in excess of these expected amounts may result in breaches of covenants under the Fund’s financing arrangements, triggering credit enhancement requirements or accelerated repayment provisions and, if not cured within the relevant grace periods, permitting the finance provider to enforce its security over all the assets of the Fund.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Fund’s investments would typically be entitled to receive payment in full before the Fund receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Fund. In the case of debt ranking equally with the loans or debt securities in which the Fund invests, the Fund would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. An issuer may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Fund may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time. Each jurisdiction in which the Fund invests has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency.

Loan Origination. The Fund may seek to originate loans, including but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans and other similar investments. The Fund may subsequently offer such investments for sale to third parties, which could include Apollo Clients; provided, that there is no assurance that the Fund will complete the sale of such an investment. Further, the decision by any Apollo Client to accept or reject the offer may be made by a party independent of the Investment Manager, such as independent directors of such Apollo Client or an advisory or credit committee composed of individuals who are not affiliated with Apollo. In determining the target amount to allocate to such an investment, the Fund may take into consideration the fact that it may sell, assign or offer participations in such investment to the third parties described above. If the Fund is unable to sell, assign or successfully close transactions for the loans that it originates, the Fund will be forced to hold its interest in such loans for an indeterminate period of time. This could result in the Fund’s investments being over-concentrated in certain borrowers.

Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. Apollo may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. As a result, the diligence is likely to be more limited than the diligence conducted for a broadly syndicated transaction involving an underwriter. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Fund will compete with a broad spectrum of lenders, including traditional banks, some of which may have greater financial resources than the Fund, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Fund. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Fund. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is unusually high. There is no assurance that the Investment Manager will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

Furthermore, loan origination activities of the Fund could result in the generation of income that is subject to U.S. federal income taxation as income effectively connected with the conduct of a U.S. trade or business, which would result in tax being imposed on any non-U.S. “blocker” entity utilized by the Fund (both on its “effectively connected” income and under the “branch profits” tax regime), which would have a material impact on returns of the Fund for investors whose investment in the Fund is effected through a Fund vehicle that utilizes such “blocker” entities for originated debt investments.

Loan Origination Regulation. The Fund intends to engage in originating, making and/or servicing loans, and may therefore be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. The Fund may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau and other applicable regulatory authorities. These state and federal regulatory programs are designed to protect borrowers.

Investments in Structured Products. The Fund may invest in securities backed by, or representing interests in, certain underlying instruments (“structured products”). The cash flow on the underlying instruments may be apportioned among the structured products to create securities with different investment characteristics, such as varying maturities, payment priorities and interest rate provisions, and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The Fund may invest in structured products that represent derived investment positions based on relationships among different markets or asset classes.

The performance of a structured product will be affected by a variety of factors, including its priority in the capital structure of the issuer, the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets.

The risks associated with structured products involve the risks of loss of principal due to market movement. In addition, investments in structured products may be illiquid in nature, with no readily available secondary market. Because they are linked to their underlying markets or securities, investments in structured products generally are subject to greater volatility than an investment directly in the underlying market or security. Total return on a structured product is derived by linking the return to one or more characteristics of the underlying instrument. Because certain structured products of the type in which the Fund may invest may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. The Fund may invest in a class of structured products that is either subordinated or unsubordinated to the right of payment of another class. Subordinated structured products typically have higher yields and present greater risks than unsubordinated structured products. Finally, the tax treatment of certain structured products or structured debt or equity investments may be uncertain or subject to challenge by a tax authority, including with respect to debt or equity characterization for tax purposes and under rules governing “hybrid” and “reverse hybrid” instruments (which is an area of tax law that has seen substantial changes in many of the jurisdictions in which the Fund expects to invest and may see further substantial changes in the future) and, if the tax treatment of such instruments is successfully challenged by the IRS or any other taxing authority, the expected treatment of such investment to the Fund may not be realized, and, as a result, the Fund may directly or indirectly bear tax liabilities (including withholding taxes) in respect of such instrument, or could be taxed at different times than initially expected, and the Fund’s (and/or a Limited Partner’s) after-tax return could accordingly be adversely affected.

Certain issuers of structured products may be deemed to be “investment companies” as defined in the Investment Company Act or may be subject to law or regulation in the jurisdiction in which they have their registered offices and/or head offices (“Home Jurisdictions”). As a result, the Fund’s investments in these structured products may be limited by the restrictions contained in the Investment Company Act or in such Home Jurisdiction law or regulation. Structured products are typically sold in private placement transactions, and there currently is no active trading market for structured products. As a result, certain structured products in which the Fund invests may be deemed illiquid and subject to its limitation on illiquid investments.

Investments in Bridge Loans. The Fund may commit to provide bridge loans to borrowers seeking, among other things, to facilitate acquisitions, including leveraged buyouts. Bridge loans are frequently made because, for timing or market reasons, longer term financing is not available at the time the funds are needed, which is often at the time of the closing of an acquisition. In the past, these commitments were not frequently drawn upon due to the availability of other sources of financing. In such instances, the borrower may never require funding of the loan, which may permit the Fund to earn associated fees with such commitments without ever needing to deploy the associated capital to fund the loan. However, in certain market conditions, the availability of these other sources of financing (principally high-yield bond transactions), bridge loan commitments have been and may be drawn upon more regularly. Since these commitments were not regularly drawn upon in the past, there is little history for investors to rely upon in evaluating investments in bridge loans. Bridge loans often have shorter maturities than the permanent financing by which they are expected to be replaced. Borrowers and lenders typically agree to shorter maturities based on the anticipation that the bridge loans will be replaced with other forms of financing within such shorter time period. However, the source and timing of such replacement financing may be uncertain and can be affected by, among other things, market conditions and the financial condition of the borrower at the maturity date of the bridge. If the borrower is unable to obtain replacement financing and repay the bridge loan at maturity, the terms of the bridge loan may provide for the bridge loan to be converted to a longer term loan (with maturities similar to that of a bond). If bridge loans are not repaid (or cannot be disposed of on favorable terms) on the dates projected by the Investment Manager, there could be an adverse effect upon the ability of the Investment Manager to manage the assets of the Fund in accordance with its models and projections or an adverse effect upon the Fund’s performance and ability to liquidate investments.

Credit Linked Notes. The Fund or its portfolio investments may utilize notes; the performance of which is linked to the credit performance of a reference portfolio of certain loan-related claims on corporate and similar entities that are specified from time to time (“CLNs”). CLNs may be speculative, may not be principal protected, and note holders may lose some or all of their initial investments. CLNs may not be rated by any credit agency and are subject not only to note holders’ credit risk exposure, but, also, to the credit risk of the issuer, whose credit ratings and credit spreads may adversely affect the market value of such CLNs.

Specialty Finance Investments. The Fund intends to invest in companies and operating platforms that originate and/or service commercial and consumer credits, including credit cards, personal loans and equipment finance, and may also invest directly in those credits. Pricing and optimizing the value of such credits requires strong analytics and extensive infrastructure. The form of investment may vary and may require reliance on networks of asset managers to provide the resources necessary to originate new receivables, manage portfolios of performing receivables, and work-out portfolios of stressed or non-performing receivables. These loans may not be secured and may be subject to increasing regulation. In addition, the Fund may access exposure to credits by acquiring interests in specialty finance companies and operating platforms. The Fund’s portfolio investments may also include leasing businesses, companies that provide services to specialty finance companies (e.g., credit scoring agencies) and other companies that have business models related to the specialty finance sector.

Investments in the specialty finance industry are subject to various industry-specific risks (including additional risks related to the various segments of the specialty finance industry). Specifically, various segments of the specialty finance industry are (or may become) highly regulated at both the federal and state levels in the U.S. and internationally, and are subject to frequent regulatory changes. Further, investments in financial services companies often require the approval of various regulatory bodies and there is no guarantee that such approvals will be obtained. While the Fund intends to make investments in companies that comply with relevant laws and regulations, certain aspects of their operations may not have been subject to judicial or regulatory interpretation. An adverse review or determination by any one of such authorities, or an adverse change in the regulatory environment or requirements, could have a material adverse effect on the operations of the companies in which the Fund invests. In addition, in order to comply with or not be subject to certain banking laws, rules and regulations, the Fund may be required to invest in a manner that may not be as advantageous as the manner of making investments that are not subject to such laws, rules and regulations.

Credit-Linked Securities. Credit-linked securities, which are generally considered to be a type of structured investment, are debt securities that represent an interest in a pool of, or are otherwise collateralized by, one or more corporate debt obligations or credit default swaps on corporate debt or loan obligations. The Fund will have the right to receive periodic interest payments from the issuer of the credit-linked security at an agreed-upon interest rate, and a return of principal at the maturity date. To the extent such investments are held by the Fund, the Fund would bear the risk of loss of its principal investment and the periodic interest payments expected to be received for the duration of its investment, in the event that one or more of the underlying debt obligations go into default or otherwise become non-performing. In addition, to the extent such investments are held by the Fund, the Fund would bear the risk that the issuer of the credit-linked security will default or become bankrupt. In such an event, the Fund could have difficulty being repaid, or fail to be repaid, the principal amount of its investment and the remaining periodic interest payments thereon. An investment in credit-linked securities also involves reliance on the counterparty to the swap entered into with the issuer to make periodic payments to the issuer under the terms of the credit default swap. Additionally, credit-linked securities are typically structured as limited recourse obligations of the issuer of such securities such that the securities issued will usually be obligations solely of the issuer and will not be obligations or responsibilities of any other person. The market for credit-linked securities can be, or suddenly can become, illiquid. The value of a credit-linked security will typically increase or decrease with any change in value of the underlying debt obligations, if any, held by the issuer and the credit default swap. Further, in cases where the credit-linked security is structured such that the payments to the Fund are based on amounts received in respect of, or the value of performance of, any underlying debt obligations specified in the terms of the relevant credit default swap, fluctuations in the value of such obligation will usually affect the value of the credit-linked security. The collateral of a credit-linked security can be one or more credit default swaps, which are subject to additional risks.

Acquisition of Portfolios of Investments. The Fund may seek to purchase entire portfolios or substantial portions of portfolios from market participants in need of liquidity or suffering from adverse valuations. The General Partner may designate, in its sole discretion, whether any acquisition by the Fund of multiple securities of one or more issuers or a series or pool of securities, instruments, interests, obligations or assets (whether in a single acquisition or series of related acquisitions) will constitute a single investment or several investments of the Fund. The Fund may be required to bid on such portfolios in a very short time frame and may not be able to perform normal due diligence on the portfolio. Such a portfolio may contain instruments or complex arrangements of multiple instruments that are difficult to understand or evaluate. Such a portfolio may suffer further deterioration after purchase by the Fund before it is possible to ameliorate such risk. As a consequence, there is substantial risk that the Investment Manager will not be able to adequately evaluate particular risks or that market movements or other adverse developments will cause the Fund to incur substantial losses on such transactions.

Index-Related Risks. The Fund may utilize a variety of indices, index-related products or other broad market indicators to make investments or pursue hedging strategies. Several economic and market factors, many of which are beyond the control of the Fund, will influence the value of the underlying credit products comprising the various indices, including: (i) the value of any indices at any time; (ii) the volatility (frequency and magnitude of changes in value) of any indices; (iii) interest and yield rates in the particular credit markets; (iv) geopolitical conditions and economic, financial, political and regulatory or judicial events that affect the credit products underlying the indices, or credit markets generally, and that may affect the final value of the indices; (v) the time remaining to the maturity of the underlying credit products comprising the various indices; (vi) a variety of economic, financial, political, regulatory or judicial events; and (vii) the creditworthiness of the underlying credit products comprising the various indices.

Some or all of these factors will influence the price fluctuations of the underlying credit products in such indices. For example, the Fund may have to sell its interests coupled to any such indices at a substantial discount from the original purchase price if at the time of sale, the value of any such index is at or below its initial value or if market conditions result in a divergence of such interests and indices.

The publishers of the indices can add, delete or substitute the credit products underlying each of the indices, and can make other methodological changes required by certain events relating to the underlying credit products that could change the value of the indices. Any such changes could adversely affect the value of the underlying credit products. The publishers of the indices may discontinue or suspend calculation or publication of any index at any time. In these circumstances, the Fund will have the sole discretion to substitute a successor index that is comparable to the discontinued index. In addition, the publishers of the indices have limited operating histories upon which an evaluation of likely performance may be based, and past performance may not be indicative of the future performance of the publishers of the indices.

As an investor, the Fund will not have voting or similar rights to receive any distributions or any other rights with respect to the credit products that underlie the indices.

The Fund may carry out hedging activities related to the credit products linked to the indices or their components, including trading in indices and their tranches and trading in the credit products underlying the indices and options contracts on the indices. The Fund may also trade in the credit products underlying the indices and other financial instruments related to the indices on a regular basis as part of their general businesses.

Asset-Backed Securities Investments. The Fund’s investment program is expected to include a significant amount of asset-backed securities (“ABS”) investments in a range of asset classes that will subject them to further risks, including, among others, credit risk, liquidity risk, interest rate and other market risk, operational risk, structural risk, sponsor risk, monoline wrapper risk and other legal risk. Some, but not all, of these additional asset classes and certain related risks are described below.

The investment characteristics of ABS differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that the principal may be prepaid at any time because the underlying loans or other assets generally may be prepaid at any time. ABS are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of state and federal consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABS backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABS. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABS may not have a proper security interest in all of the obligations backing such ABS. Therefore, there is a possibility that recoveries on repossessed collateral may not, in some cases, be available to support payments on these securities. The risk of investing in ABS is ultimately dependent upon payment of underling loans by the debtor.

The collateral supporting ABS is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABS are often backed by pools of any variety of assets, including, for example, real property leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement.

In addition, investments in subordinated ABS involve greater credit risk of default than the senior classes of the issue or series. Default risks may be further pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.

There may also be no established, liquid secondary market for many of the ABS the Fund may purchase. The lack of such an established, liquid secondary market may have an adverse effect on the market value of such ABS and the Fund’s ability to sell them. Further, ABS may be subject to certain transfer restrictions that may further restrict liquidity. Finally, the Fund may engage in enforcement actions, litigation and settlement discussions that may expose the Fund to additional expenses, legal proceedings and restrict its trading activities. There is no assurance that any of these enforcement actions or other activist efforts by the Fund will prove successful.

CLO Securities. The Fund is permitted to invest in asset-backed instruments commonly known as collateralized loan obligations (“CLOs”), which are securitization vehicles that issue collateralized securities backed primarily by corporate leveraged loans. While CLOs that are commonly known as “open market” (or “cash flow” or arbitrage) CLOs (which generally seek to construct a portfolio that maximizes the differential between the cash flows of their respective underlying assets and the debt service expenses on their collateralized securities) issued in recent years (commonly referred to as CLOs “2.0”) have included structural features designed to mitigate certain risks generally associated with securitizations that were issued before the onset of the 2007-2008 financial crisis (commonly referred to, in the case of CLOs, as “1.0” CLOs), there can be no assurance that these structural features in “2.0” CLOs will have their intended effect. Such structural features are generally designed to prevent certain circumstances that in many cases led to material losses on certain securitizations issued before the financial crisis, and have typically included, for example, provisions in the indentures of “2.0” CLOs stating that any holder causing a bankruptcy petition or proceeding to be filed against the CLO will become subordinated to all holders who have not done so; provisions obligating the CLO’s directors to affirmatively object to the institution of any such petition or proceeding; and provisions clarifying when asset purchases may settle to still be treated as having been purchased before expiration of the reinvestment period. Although the Fund anticipates that a significant portion of its CLO investments will be comprised of collateralized securities of “2.0” CLOs, the Fund is permitted to purchase in the secondary market the collateralized securities of “1.0” CLOs, which could expose the Fund to those additional risks (which risks are also present in other collateralized securities the Fund acquires). In addition, European CLOs typically have a lower proportion of their underlying assets comprised of senior secured loans as compared to, and also could have less diversification within their underlying assets (due to generally larger sizes of their investments) than, U.S. CLOs. Accordingly, European CLOs entail distinct risks compared to U.S. CLOs.

CDO Securities. Collateralized debt obligation (“CDO”) securities generally are limited-recourse obligations of the issuer thereof payable solely from the underlying securities of such issuer or proceeds thereof. Consequently, holders of CDO securities must rely solely on distributions on the underlying securities or proceeds thereof for payment in respect thereof. If distributions on the underlying securities are insufficient to make payments on the CDO securities, no other assets will be available for payment of the deficiency and following realization of the underlying assets, the obligations of such issuer to pay such deficiency will be extinguished. Such underlying securities may consist of high-yield debt securities, loans, structured finance securities and other debt instruments, generally rated below investment-grade (or of equivalent credit quality) except for structured finance securities. High-yield debt securities are generally unsecured (and loans may be unsecured) and may be subordinated to certain other obligations of the issuer thereof. The lower rating of high-yield debt securities and below investment-grade loans reflects a greater possibility that adverse changes in the financial condition of an issuer or in general economic conditions, or both, could impair the ability of the issuer to make payments of principal or interest. Such investments may be speculative.

Issuers of CDO securities may acquire interests in loans and other debt obligations by way of sale, assignment or participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution.

The underlying securities of an issuer of CDO securities may bear interest at a fixed rate while the CDO securities issued by such issuer may bear interest at a floating rate (or the reverse may be true). As a result, there could be a floating/fixed rate or basis mismatch between such CDO securities and underlying securities. In addition, there may be a timing mismatch between the CDO securities and underlying securities that bear interest at a floating rate, as the interest rate on such floating rate underlying securities may adjust more frequently or less frequently, on different dates and based on different indices, than the interest rates on the CDO securities. As a result of such mismatches, an increase or decrease in the level of the floating rate indices could adversely impact the ability of the issuers thereof to make payments on the CDO securities.

There is no established, liquid secondary market for many of the CDO securities that the Fund may purchase, and the lack of such an established, liquid secondary market could have an adverse effect on the market value of such CDO securities and the Fund’s ability to dispose of them. Such illiquidity could adversely affect the price and timing of the Fund’s liquidation of CDO securities, including the liquidation of CDO securities following the occurrence of an event of default under the indenture or in connection with a redemption of the notes.

Equity Securities Issued by CDOs and CLOs. A portion of the Fund’s assets may consist of equity securities issued by any one or more CDOs or CLOs. These equity securities are subject to substantial risks including the following:

Leveraged Investment. CDO or CLO equity tranches represent leveraged investments in the underlying collateral held by the CDO or CLO issuer. This leverage will increase the cash flow available in respect of the amount invested by the holders as compared with the cash flow that would be available in respect of a comparable investment in a non-leveraged transaction. Such increased cash flow will directly affect the yield on the CDO or CLO equity tranches. However, the use of leverage also creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral. As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CDO or CLO equity tranches. Due to the existence of leverage, changes in the market value of the CDO or CLO equity tranches could be greater than the changes in the values of the underlying collateral of the relevant issuer, which itself may be subject to, among other things, credit and liquidity risk. Although the use of leverage creates an opportunity for increased returns on the CDO or CLO equity tranches, it increases substantially the likelihood that the holders of the CDO or CLO equity tranches could lose their entire investment if the pool of collateral held by such CDO or CLO entity is adversely affected.

Limited Sources for Dividends and Other Distributions on CDO or CLO Equity. The CDO or CLO equity tranches represent equity interests in the relevant CDO/CLO issuer only. Like other securities issued by CDOs or CLOs, they are payable solely from and to the extent of the available proceeds from the collateral held by the issuer. The CDO or CLO equity tranches are part of the issued share capital of the issuer and are not secured. Except for the issuer, no person is obligated to pay dividends or any other amounts with respect to the CDO or CLO equity tranches. Consequently, holders of the CDO or CLO equity tranches must rely solely upon distributions on the collateral. If distributions on such collateral are insufficient to pay required fees and expenses, to make payments on the debt securities of the issuer or to pay dividends or other distributions on the CDO or CLO equity tranches, all in accordance with the applicable priority of payments, no other assets of the CDO/CLO issuer or any other person will be available for the payment of the deficiency. Once all proceeds of the collateral have been applied, no funds will be available for payment of dividends or other distributions on the CDO or CLO equity tranches. Therefore, whether holders of the CDO or CLO equity tranches receive a return equivalent to the repayment of the purchase price paid for the CDO or CLO equity tranches and any additional return thereon will depend upon the aggregate amount of dividends and other distributions paid on the CDO or CLO equity tranches prior to any final redemption date and the amount of available funds on the final redemption date available for distribution to holders of the CDO or CLO equity tranches.

Subordination of the CDO or CLO Equity Tranches. Payments of principal of, and interest on, debt issued by CDOs and CLOs, and dividends and other distributions on CDO or CLO equity tranches, are subject to priority of payments. CDO or CLO equity tranches are subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CDO or CLO, holders of the CDO or CLO equity tranches generally have no right to determine the remedies to be exercised. To the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by the CDO or CLO equity tranches and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CDOs and CLOs is borne by the CDO or CLO equity tranches. To the extent that a default occurs with respect to any collateral and such collateral is sold or otherwise disposed of, it is likely that the proceeds of such sale or other disposition will be less than the unpaid principal and interest on such collateral. Excess funds available for distribution to the CDO or CLO equity tranches will be reduced by losses occurring on the collateral, and returns on the CDO or CLO equity tranches will be adversely affected.

Legal Status of the CDO or CLO Equity Tranches. The CDO or CLO equity tranches will rank behind all of the creditors, whether secured or unsecured and known or unknown, of the issuer, including the holders of all the classes of debt securities issued by the CDO/CLO issuer.

Payments in respect of such CDO or CLO equity tranches are subject to certain requirements imposed by Cayman Islands law or the other relevant jurisdiction of a CDO/CLO issuer. All payments to holders of CDO or CLO equity, other than payments made on the final redemption date, will be paid as dividends in accordance with the corporate law of the issuer. Therefore, any amounts paid as dividends or other distributions on CDO or CLO equity will be payable only if the issuer has sufficient distributable profits and/or share premium and meets any other application restrictions imposed on the issuer. In addition, such distributions (including any distribution upon redemption of equity securities) will be payable only to the extent that the issuer is and remains solvent after such distributions are paid. Under Cayman Islands law, a company is generally deemed to be solvent if it is able to pay its debts in the ordinary course of its business as they come due.

To the extent the requirements under Cayman Islands or other applicable law described in the preceding paragraph are not met, amounts otherwise payable to the holders of the CDO or CLO equity are generally held until, in the case of a distribution by way of dividend, the next succeeding payment date on which such requirements are met and, in the case of any payment on redemption of the CDO or CLO equity, the next succeeding day on which commercial banks in New York City and the Cayman Islands are open for normal business on which such requirements are met.

Yield, Maturity, Distributions and Other Performance Considerations. The amount of distributions on the CDO or CLO equity tranches will be affected by, among other things, the timing of purchases of collateral, the rates of repayment of or distributions on the collateral, the timing of reinvestment in substitute collateral and the interest rates available at the time of reinvestment. The longer the period of time before reinvestment of cash in collateral, the greater the adverse impact may be on the aggregate interest collected, thereby lowering yields and otherwise affecting performance of the CDO or CLO equity tranches. The amount of distributions on CDO or CLO equity tranches may also be affected by rates of delinquencies and defaults on and liquidations of the collateral, sales of collateral and purchases of collateral having different payment characteristics. The yield and other measures of performance could be adversely affected to the extent that the issuer incurs any significant unexpected expenses.

Synthetic CDOs. The Fund may hold, and expects to invest in, synthetic CDOs or similar assets. Synthetic CDOs enter into credit default swaps and TRS that entail the risks described above. In addition, synthetic CDOs are subject to a number of risks, including the following:

•
The individual reference obligations referenced in the credit default swaps may be static. Therefore, no additions, removals, substitutions or modifications to the credit default swap portfolio will be effected in response to any changes in the market conditions applicable to the reference obligations.
•
The underlying CDOs that invest in credit default swaps rely on the creditworthiness of the credit default swap counterparty. Consequently, in addition to relying upon the creditworthiness of the reference entities, the issuer is also relying upon the creditworthiness of the credit default swap counterparty to perform its obligations under the credit default swaps and of the issuers of or obligors with respect to the other eligible investments.

•
Under the credit default swaps, the issuer has a contractual relationship only with the credit default swap counterparty. Consequently, the issuer has no legal or beneficial interest in any reference obligation or any other obligation of any reference entity (as defined below). The issuer has no right directly to enforce compliance by the obligor under any reference obligation with the terms thereof, does not have any rights of set-off against such obligor, does not have any voting rights with respect to such reference obligation, does not directly benefit from any collateral supporting such reference obligation and does not have the benefit of the remedies that would normally be available to a holder of such reference obligation.

Commercial Mortgage-Backed Securities (CMBS). The Fund may invest in commercial mortgage-backed securities (“CMBS”) and other mortgage-backed securities, including subordinated tranches of such securities. The value of CMBS will be influenced by factors affecting the value of the underlying real estate portfolio, and by the terms and payment histories of such CMBS.

Some or all of the CMBS contemplated to be acquired by the Fund may not be rated, or may be rated lower than investment-grade securities, by one or more nationally recognized statistical rating organizations. Lower-rated or unrated CMBS, or “B-pieces,” have speculative characteristics and can involve substantial financial risks as a result. The prices of lower credit quality securities have been found to be less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic or real estate market conditions or individual issuer concerns. Securities rated lower than “B” by the rating organizations can be regarded as having extremely poor prospects of ever attaining any real investment standing and may be in default. Existing credit support and the owner’s equity in the property may be insufficient to protect the Fund from loss. As an investor in subordinated CMBS in particular, the Fund will be first in line among debt holders to bear the risk of loss from delinquencies and defaults experienced on the collateral.

The Fund may acquire subordinated tranches of CMBS issuances. In general, subordinated tranches of CMBS are entitled to receive repayment of principal only after all principal payments have been made on more senior tranches and also have subordinated rights as to receipt of interest distributions. Such subordinated tranches are subject to a greater risk of nonpayment than are senior tranches of CMBS or CMBS backed by third-party credit enhancement. In addition, an active secondary market for such subordinated securities is not as well developed as the market for certain other mortgage-backed securities. Accordingly, such subordinated CMBS may have limited marketability and there can be no assurance that a more efficient secondary market will develop.

The value of CMBS and other mortgage-backed securities in which the Fund may invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such securities will decline. In addition, to the extent that the mortgage loans which underlie specific mortgage-backed securities are prepayable, the value of such mortgage securities may be negatively affected by increasing prepayments, which generally occur when interest rates decline.

Mortgage loans on commercial properties underlying mortgage-backed securities (“MBS”) often are structured so that a substantial portion of the loan principal is not amortized over the loan term but is payable at maturity and repayment of the loan principal, and thus, often depends upon the future availability of real estate financing from the existing or an alternative lender and/or upon the current value and salability of the real estate. Therefore, the unavailability of real estate financing may lead to default. Many commercial mortgage loans underlying MBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the collateral. If borrowers are not able or willing to refinance or dispose of encumbered property to pay the principal and interest owed on such mortgage loans, payments on the subordinated classes of the related MBS are likely to be adversely affected. The ultimate extent of the loss, if any, to the subordinated classes of MBS may only be determined after a negotiated discounted settlement, restructuring or sale of the mortgage note, or the foreclosure (or deed in lieu of foreclosure) of the mortgage encumbering the property and subsequent liquidation of the property. Foreclosure can be costly and delayed by litigation and/or bankruptcy. Factors such as the property’s location, the legal status of title to the property, its physical condition and financial performance, environmental risks, and governmental disclosure requirements with respect to the condition of the property may make a third party unwilling to purchase the property at a foreclosure sale or to pay a price sufficient to satisfy the obligations with respect to the related MBS. Revenues from the assets underlying such MBS may be retained by the borrower and the return on investment may be used to make payments to others, maintain insurance coverage, pay taxes or pay maintenance costs. Such diverted revenue is generally not recoverable without a court-appointed receiver to control collateral cash flow.

Residential Mortgage Backed Securities (RMBS). The Fund may invest certain of its assets in residential mortgage-backed securities (“RMBS”) and become holders of RMBS. Holders of RMBS bear various risks, including credit, market, interest rate, structural and legal risks. RMBS represent interests in pools of residential mortgage loans secured by residential mortgage loans. Such loans may be prepaid at any time. Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized and the securities issued in such securitization may be guaranteed or credit enhanced. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the area where the related mortgaged property is located, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. In addition, the residential mortgage loans may include so-called “Jumbo” mortgage loans, having original principal balances that are higher than is generally the case for residential mortgage loans. As a result, such a portfolio of RMBS may experience increased losses.

Each underlying residential mortgage loan in an issue of RMBS may have a balloon payment due on its maturity date. Balloon residential mortgage loans involve a greater risk to a lender than self-amortizing loans, because the ability of a borrower to pay such amount will normally depend on its ability to obtain refinancing of the related mortgage loan or sell the related mortgaged property at a price sufficient to permit the borrower to make the balloon payment, which will depend on a number of factors prevailing at the time such refinancing or sale is required, including the strength of the residential real estate markets, tax laws, the financial situation and operating history of the underlying property, interest rates and general economic conditions. If the borrower is unable to make such balloon payment, the related issue of RMBS may experience losses.

Prepayments on the underlying residential mortgage loans in an issue of RMBS will be influenced by the prepayment provisions of the related mortgage notes and may also be affected by a variety of economic, geographic and other factors, including the difference between the interest rates on the underlying residential mortgage loans (giving consideration to the cost of refinancing) and prevailing mortgage rates and the availability of refinancing. In general, if prevailing interest rates fall significantly below the interest rates on the related residential mortgage loans, the rate of prepayment on the underlying residential mortgage loans would be expected to increase. Conversely, if prevailing interest rates rise to a level significantly above the interest rates on the related mortgages, the rate of prepayment would be expected to decrease. Prepayments could reduce the yield received on the related issue of RMBS.

Residential mortgage loans in an issue of RMBS may be subject to various federal and state laws, public policies and principles of equity that protect consumers, which among other things may regulate interest rates and other charges, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information and regulate debt collection practices. Violation of certain provisions of these laws, public policies and principles may limit the servicer’s ability to collect all or part of the principal of or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and sanctions. Any such violation could result also in cash flow delays and losses on the related issue of RMBS.

RMBS may have structural characteristics that distinguish them from other asset-backed securities. The rate of interest payable on RMBS may be set or effectively capped at the weighted average net coupon of the underlying mortgage loans themselves. As a result of this cap, the return to investors is dependent on the relative timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. The Servicemembers Civil Relief Act of 2003 provides relief for soldiers and members of the reserve called to active duty by capping the interest rates on their mortgage loans at 6% per annum. Certain RMBS may provide for the payment of only interest for a stated period of time.

In addition, structural and legal risks of RMBS include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), the assets of the issuer could be treated as never having been truly sold by the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer. Challenges based on such doctrines could result also in cash flow delays and losses on the related issue of RMBS.

Bankruptcy-related reorganizations can be contentious and adversarial. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. The Investment Manager anticipates that during the term of the Fund, the Investment Manager and the Fund may be named as defendants in civil proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Fund or the relevant investment and would reduce net assets.

It is not expected that the RMBS will be guaranteed or insured by any governmental agency or instrumentality or by any other person, although the Fund will be permitted to invest in direct obligations of, or that are fully guaranteed as to principal and interest by, the United States or certain instrumentalities thereof. Distributions on RMBS will depend solely upon the amount and timing of payments and other collections on the related underlying mortgage loans.

Subprime Mortgage Loans Backing RMBS Held by CDOs Are Subject to Additional Risks. Asset-backed CDOs in which the Fund may acquire and hold equity have invested in RMBS, including primarily RMBS backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgaged property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified.

Additionally, some of the mortgage loans backing the RMBS held by CDOs the Fund may acquire may be “non-conforming loans” and may not be eligible for purchase by Fannie Mae or Freddie Mac due to either credit characteristics of the related mortgagor or documentation standards in connection with the underwriting of the related mortgage loan that do not meet the Fannie Mae or Freddie Mac underwriting guidelines for “A” credit mortgagors. These credit characteristics include mortgagors whose creditworthiness and repayment ability do not satisfy such Fannie Mae or Freddie Mac underwriting guidelines and mortgagors who may have a record of credit write-offs, outstanding judgments, prior bankruptcies and other credit items that do not satisfy such Fannie Mae or Freddie Mac underwriting guidelines. These documentation standards may include mortgagors who provide limited or no documentation in connection with the underwriting of the related mortgage loan. In addition, certain mortgage loans may fail to conform to the underwriting standards of the related originators.

Due to economic and market conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime, as well as Alt-A, mortgage loans have in recent periods experienced unprecedented increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. “Alt-A” mortgage loans refer to mortgage loans with a risk profile that falls between prime and subprime mortgages and that have been originated using underwriting standards that are slightly higher than the underwriting requirements used as standards for subprime mortgage loans. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by collateral pools with a significant subprime component could be correspondingly adversely affected, which, in turn, would adversely affect the performance of CDOs containing such RMBS in their collateral pools.

SIVs. The Fund may invest in one or more securities issued by structured investment vehicles (“SIVs”) or may invest in assets acquired from SIVs. SIVs generally issue one or more classes of debt securities, including medium term notes, Euro notes and commercial paper of various degrees of seniority. The securities issued by SIVs are often backed by ABS, RMBS, CMBS, CLO or CDO securities or other asset types of the kind discussed herein and, accordingly, are subject to the risk factors inherent in the types of assets backing the securities of the SIVs. SIVs may have swap counterparties or liquidity providers that provide hedging, liquidity or other credit support or enhancement. These features of SIVs make them subject to counterparty and performance risks similar to those discussed herein with respect to other derivatives. In light of the GFC and the more recent market volatility, many SIVs have experienced defaults on their securities, liquidity events such as the inability to issue commercial paper in the markets that required liquidity providers to advance funds to the SIVs, covenant defaults with respect to portfolio composition, ratings or other limitations, payment or other events of default or other events. In addition, many SIVs have undertaken debt restructurings through exchange offers or other means. The Fund may invest in debt or equity securities of original or restructured SIVs or may participate in auction or foreclosures of the assets of SIVs. In addition to the risks relating to the underlying assets of a SIV, the structure and securities issued by a SIV may introduce certain other risks such as credit, market, liquidity, downgrade, hedge or liquidity counterparty, interest or currency, redemption, prepayment, the effects of leverage and other risks inherent in structured vehicles. The Investment Manager and its affiliates may have certain conflicts of interest in connection with certain SIVs insofar as Apollo Clients managed by the Investment Manager or its affiliates may from time to time buy, sell or hold securities issued by SIVs that are not of the same priority as those acquired by the Fund, and the Investment Manager or its affiliates may be engaged to conduct an auction or bid in a foreclosure on SIV assets.

The Securitization Regulation. Regulation (EU) 2017/2402 (the “Securitization Regulation”) seeks to bring together current European Union securitization rules into a single European regulation. The Securitization Regulation has applied in the United Kingdom and other European Economic Area (the “EEA”) jurisdictions since January 1, 2019. Transitional arrangements exist in relation to certain securitizations in existence prior to the coming into force of the Securitization Regulation. The Securitization Regulation harmonizes detailed due diligence requirements applicable to certain EU institutional investors and restricts them from becoming exposed to the risks of securitization unless certain prescribed types of persons associated with the securitization (such as its sponsor) retain, broadly, a 5% net economic interest in the securitization special purpose vehicle. There are uncertainties regarding the scope of the obligations in the Securitization Regulation and the obligations in the technical standards that will be adopted pursuant thereto, which will provide details of the requirements under the Securitization Regulation, as further described below. Most of the relevant technical standards have not yet been adopted. The Securitization Regulation could have a significant impact on the Limited Partners or the operations of the Fund, including restricting the types of investments the Fund may make or otherwise. The term “securitization” under the Securitization Regulation is broadly defined and refers to a transaction or scheme whereby the credit risk associated with an exposure or a pool of exposures is tranched and has certain characteristics, including that: (a) payments in the transaction or scheme are dependent upon the performance of the exposure or of the pool of exposures; and (b) the subordination of tranches determines the distribution of losses during the ongoing life of the transaction or scheme. CLOs and other traditional securitizations involving the issuance of securities typically fall within the definition, but the issuance of securities or bonds is not required for a transaction to constitute a “securitization.”

Investors should be aware, and in some cases are required to be aware, of the retention, due diligence and transparency requirements in the EU set out in the Securitization Regulation (and of any corresponding implementing rules of their regulator), in addition to any other regulatory requirements that are (or may become) applicable to them and/or with respect to the Fund’s investment in any asset-backed securitization transactions and their investment in the Fund. Each investor should consult with its own legal, accounting, regulatory and other advisors and/or its regulator before committing to invest in the Fund to determine whether, and to what extent, the information set out in this Annual Report and in any investor report provided in relation to this investment is sufficient for the purpose of satisfying such requirements. The cost of complying (or facilitating compliance) with the Securitization Regulation and related risk-retention and other requirements could cause lower than expected returns from affected portfolio investments and will be borne by the Fund as a whole.

Lower Credit Quality Securities. There are no restrictions on the credit quality of the investments of the Fund. Securities in which the Fund may invest may be deemed by rating companies to have substantial vulnerability to default in payment of interest and/or principal. Other securities may be unrated. Lower-rated and unrated securities in which the Fund may invest have large uncertainties or major risk exposures to adverse conditions and are considered to be predominantly speculative. Generally, such securities offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal.

The market values of certain of these securities (such as subordinated securities) also tend to be more sensitive to changes in economic conditions than higher rated securities. Declining real estate values, in particular, will increase the risk of loss upon default and may lead to a downgrading of the securities by rating agencies. The value of such securities may also be affected by changes in the market’s perception of the entity issuing or guaranteeing them, or by changes in government regulations and tax policies.

In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the quality of securities that they rate. These ratings may be used by the Investment Manager as initial criteria for the selection of portfolio securities. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.

Consumer Loans. Investments in consumer loans may be subject to particular risks related to nonperformance. Secured consumer loans may involve collateral that is too highly leveraged or limited by rehabilitation needs or poor management. Nonperforming consumer loans may also involve loan modifications that could reduce the loan’s principal or interest rate, among other options. Consumer bankruptcy may also render a consumer loan partially or fully uncollectable. Additionally, there may be a limited market for the sale of consumer loans or the collateral of defaulted consumer loans. A limited secondary market could prevent the recovery of adequate value for these assets.

Risks of Acquiring Real Estate Loans and Participations. Real estate loans acquired by the Fund may be at the time of their acquisition, or may become after their acquisition, nonperforming for a wide variety of reasons. Such nonperforming real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of the principal of such loan. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, replacement “takeout” financing may not be available. Purchases of participations in real estate loans raise many of the same risks as investments in real estate loans and also carry risks of illiquidity and lack of control. It is possible that the General Partner and the Investment Manager may find it necessary or desirable to foreclose on collateral securing one or more real estate loans purchased by the Fund. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims, and defenses against the holder of a real estate loan, including lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property.

Commercial Mortgage Loans and Subordinate Commercial Real Estate Loans. The Fund may invest in commercial mortgage loans and subordinate commercial real estate loans, including both B Notes and mezzanine loans. The value of the commercial real estate loans may be influenced by factors affecting the value of the underlying real estate assets, and by the terms and payment histories of such loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with mortgage loans made on the security of one to four family residential properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

B Notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A Note. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. The Fund may also originate or acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower’s ownership interests, in whole or in part, in entities that directly or indirectly own the real property. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy the Fund’s loan, the Fund may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, the Fund may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings. If a borrower defaults on the Fund’s mezzanine loan or on debt senior to the Fund’s loan, or in the event of a borrower bankruptcy, the Fund’s mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full.

The illiquidity of the Fund’s investments in commercial mortgage loans and other real estate-related debt investments other may make it difficult for the Fund to sell such investments if the need or desire arises. Many of the real estate loans the Fund purchases will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as B Notes, mezzanine loans and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. As a result, the Fund expects many of its investments in commercial mortgage loans and other real estate-related debt will be illiquid, and if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which it has previously recorded its investments.

Municipal Bond Market Risk. The Fund may invest in taxable municipal bonds. The amount of public information available about municipal bonds is generally less than that for corporate equities or bonds, and the investment performance of the Fund may be more dependent on the analytical abilities of the investment adviser than would be the case for a fund that does not invest in municipal bonds. The secondary market for municipal bonds also tends to be less well-developed and less liquid than many other securities markets, such as equity markets, which may adversely affect the Fund’s ability to sell its bonds at attractive prices. In addition, municipal obligations can experience downturns in trading activity, and the supply of municipal obligations may exceed the demand in the market. During such periods, the spread can widen between the price at which an obligation can be purchased and the price at which it can be sold. Less liquid obligations can become more difficult to value and be subject to erratic price movements. Economic and other events (whether real or perceived) can reduce the demand for certain investments or for investments generally, which may reduce market prices. The frequency and magnitude of such changes cannot be predicted. The Fund may invest in municipal obligations that do not appear to be related but in fact depend on the financial rating or support of a single government unit, in which case events that affect one of the obligations will also affect the others and will impact the Fund’s portfolio to a greater degree than if the Fund’s investments were not so related. The increased presence of non-traditional participants in the municipal markets may lead to greater volatility in the markets.

Insurance-Related Investments. The Fund may also invest in esoteric asset classes such as the insurance capital markets, which include insurance-linked securities (whereby the performance and return of the investment depend on the results of the underlying policy or instrument), insurance securitizations, catastrophe bonds, life insurance/life annuity combination bonds, structured settlements, insurance reserve financing, mortality/longevity swaps, life settlements, premium finance loans and other similar asset backed securities or instruments. These are specialized asset classes with unique risks, and prospective Limited Partners should carefully consider, among other factors, the matters described below, each of which could have an adverse effect on the value of their investments in the Fund. On an opportunistic basis, the Fund may invest in insurance-linked securities, whereby the performance and return of the investment depend on the results of the underlying insurance policy or instrument. An investment by the Fund in the insurance capital markets involves a high degree of risk, including the risk that the entire amount invested may be lost. Such investments would constitute investing in a relatively new and developing asset class where a significant part of the asset class involves relatively illiquid instruments.

Investments in Insurance-Linked Instruments. The Fund may invest in a wide variety of insurance-linked instruments using a number of strategies and investment techniques with significant risk characteristics, including the risks arising from the illiquidity and difficulty in the valuation of such instruments, risk of catastrophic events and other events giving rise to losses under such instruments, volatility of capital markets, the risk of borrowings and short sales, the risk arising from leverage associated with trading in the currencies and over-the-counter derivatives markets, the illiquidity of derivative instruments and the risks of loss from counterparty default. The Fund may utilize such investment techniques such as option transactions, margin transactions, short sales, leverage and derivatives, which in practice can involve substantial volatility and can, in certain circumstances, substantially increase the risks of an adverse impact on the Fund’s investment portfolio.

Insurance-linked securities are instruments with a significant amount of insurance risk. There are many different types of insurance events, but they are generally characterized by frequency (how often the event occurs) and severity (the costliness of the event when it occurs). The estimated severity and frequency of different insurance risks are based on a vast amount of historical data and actuarial analysis. However, there is no guarantee that the actual insurance losses incurred will turn out to be in line with expectations.

Illiquidity for Insurance-Linked Instruments. The markets for investments in insurance-linked instruments have limited liquidity and depth. Although a number of institutions may be actively trading these instruments, the resale of these instruments may be difficult or impossible, and it may require substantial time to enter into or exit a position. Liquidity may also be affected by a number of other factors, such as whether or not a catastrophic event has occurred, or whether or not a catastrophe season has passed. Investors in insurance-linked instruments must be prepared to hold these instruments for an indefinite period of time.

Valuation Risk for Insurance-Linked Instruments. The lack of an actively-traded market in certain of the Fund’s investments may create valuation uncertainty. The value of insurance-linked instruments may be expected to exhibit substantial volatility before or after the occurrence of a catastrophic or other triggering event on the security. The market price may also be affected if rated instruments are downgraded by a rating agency, or if the market experiences limited liquidity at any time.

Cyclical Fluctuations in Insurance Markets. The insurance and reinsurance business has historically been a cyclical industry, with significant fluctuations in operating results due to competition, catastrophic events, general economic and social conditions and other factors. This cyclicality has produced periods characterized by intense price competition due to excess underwriting capacity as well as periods during which shortages of capacity permitted favorable premium levels. In addition, increases in the frequency and severity of losses suffered by reinsurers can significantly affect these cycles. It is difficult to predict the timing of such events with certainty or to estimate the amount of loss that any given event will generate. The Fund can be expected to be exposed to the effects of such cyclicality. Moreover, in respect of certain derivatives, there can be significant fluctuations in operating results due to competition, catastrophic events and other factors.

Due Diligence of Insurance Investments. The market for insurance-linked instruments is developing and the Investment Manager will from time to time need to originate investment opportunities that currently do not exist. These opportunities may be sizeable and infrequent and may require lengthy due diligence. Although the Investment Manager anticipates that it will be able to identify a steady, albeit relatively infrequent, stream of opportunities, there may be prolonged periods of time when the Investment Manager is unable to identify attractive opportunities. This may result in lower reinvestment returns than the Investment Manager anticipates.

Claims and Coverage. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues could adversely affect the Fund’s investments in certain insurance-linked instruments and, in some instances, these changes may not become apparent until such instruments are affected by these changes. As a result, the full extent of liability as a result of these changes may not be known for many years following the Fund’s investment in such instruments.

Correlation of Insurance Investments with Other Asset Classes. While insurance-related events, such as mortality and natural or man-made catastrophes, are uncorrelated to the financial markets, including the global equity and bond markets, insurance-linked securities are nevertheless fundamentally financial instruments and may exhibit a direct or strong positive correlation with other sectors of the financial markets. Therefore, there can be no assurance of low correlation or beneficial pricing.

Insurance Modeling Risk. Because no scientific consensus on models or risk parameters exists, there may be other credible, published models and/or risk parameters that are not relied on by the Fund that may exist that, if used, could produce materially different results than those models and/or risk parameters relied on by the Fund. The determinations that the Fund relies on are final, regardless of any actual, potential or theoretical discrepancies between the methodology used by the Fund’s modelers and any other possible methodology. No separate review or appraisal of the accuracy of the defined methodologies or the data used to parameterize the models will be performed. No model is, or could be, an exact representation of reality. The models relied on by the Fund use various methodologies and assumptions, some of which are subject to uncertainty, and which might not be used in models provided by other modeling firms. Furthermore, there may be differences in the way in which these assumptions are considered by other firms.

Legal and Regulatory Activities Relating to the Insurance Industry. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in the United States and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. It is not possible to predict the future impact, if any, of changing law or regulation on the operations of the Fund.

Insurance Regulation. Apollo is subject to insurance holding company system laws and regulations in the U.S. states of domicile of certain insurance companies for which Apollo is (or, with respect to potential future transactions, will be) deemed to be a control person for purposes of such laws. Although the U.S. federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. Additionally, the Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury, while currently not having a general supervisory or regulatory authority over the business of insurance, performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding non-bank financial companies to be designated as systemically important financial institutions (“SIFIs”).

In December 2019, the FSOC released final interpretive guidance for designating non-bank SIFIs that incorporates an activities-based approach (“ABA”) and that provides that the FSOC will pursue entity-specific determinations only if a potential risk or threat cannot be addressed through an ABA. There are currently no such non-bank financial companies designated by FSOC as “systemically significant.”

The director of the FIO has also submitted reports to the U.S. Congress on (i) modernization of U.S. insurance regulation (provided in December 2013) and (ii) the U.S. and global reinsurance market (provided in November 2013 and January 2015, respectively). Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S.

Apollo is also considered the parent or a control person of certain insurance companies or their subsidiaries in other jurisdictions, including Bermuda, the U.K., the EU (and its constituents) and Switzerland.

In November 2019, the International Association of Insurance Supervisors (the “IAIS”), an organization of insurance regulators with members from 140 countries, adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). ComFrame will be applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (or “IAIGs”) and are designated as such. Under ComFrame, an IAIG is defined as an insurance group which has (i) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group’s total gross written premiums, and (ii) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame includes measures such as group supervision, group capital requirements, uniform standards for insurer corporate governance, enterprise risk management and other control functions, and resolution planning. With respect to the group capital requirements, the IAIS also adopted in November 2019 the risk-based global insurance capital standard (“ICS”) which is the group capital component of ComFrame. In the event that Apollo is designated an IAIG, Apollo will be subject to the relevant ICS. It is possible that the development of these international standards will have an impact on Apollo’s capital position and capital structure in the future.

There is a risk that insurance regulatory agencies in the U.S. and elsewhere will continue to adopt new laws or regulations, change existing laws or regulations or enhance the interpretation or enforcement of existing laws and regulations, all of which could have an adverse effect on Apollo, the Fund and their respective portfolio investments.

Sustainability-Related Considerations. Subject to the Partnership Agreements, the General Partner and the Investment Manager could take into account certain sustainability-related considerations, to the extent deemed potentially financially material, in the discovering, developing, negotiating, evaluating, acquiring, structuring, holding, carrying, monitoring, managing and disposing of the Fund’s investments. The application of that approach may involve higher compliance expenses or costs or the forgoing of certain opportunities. There are no universally accepted sustainability-related considerations and not all Limited Partners may agree on the appropriate sustainability-related considerations to apply in a particular situation. Consistent with Apollo’s Sustainable Investing Policy, as may be amended from time to time, the General Partner and the Investment Manager may integrate potentially financially material sustainability-related considerations in their sole discretion.

The regulatory environment regarding sustainability is evolving and changes to it could adversely affect the Fund and its issuers. To the extent that regulators adopt regulatory regimes that lead to increased oversight of investments and funds, and create additional compliance, transaction, disclosure or other costs, the returns of the Fund may be negatively affected. For example, sustainability-related regulatory regimes within the EEA (including Regulation (EU) 2019/2088, as amended from time to time, or Regulation (EU) 2020/852, as amended from time to time (the “EU Taxonomy”)) may evolve and develop further over time, and may be subject to future substantial changes. Such amendments or changes may require the adoption of specific procedural or organizational arrangements that may affect the activities performed by the Investment Manager in relation to the Fund and may require additional disclosure to Limited Partners, or entail additional costs to be borne in the performance of the activities regulated under the Partnership Agreements. In addition to penalties, any non-compliance with such regulations could potentially have adverse consequences with respect to marketing or operating the Fund.

In addition, the EU Taxonomy sets forth a general framework for the development of an EU-wide classification system for environmentally sustainable economic activities. The EU Taxonomy has now been agreed and published; however, its full impact and effects are yet to be seen and there is a risk that a significant reorientation in the market could be adverse to the Fund’s investment businesses, at least in the short term, and to the issuers if they are perceived to be less valuable as a consequence of, for example, their carbon footprint. In this respect, each Limited Partner acknowledges that the entry into force of sustainability-related regulatory regimes and further developments in regulatory expectations and best practice under such regimes, as well as any subsequent changes to the regulatory frameworks, as applicable to the Investment Manager, the Fund or the issuers, could adversely affect the ability of the Investment Manager to perform the management services or adversely affect the issuers and the operations and investment returns of the Fund.

Sustainability-Related Legal Developments. There is growing regulatory interest, particularly in the US, U.K., and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure the sustainability-related performance of their managed funds and portfolio investments, in order to allow investors to validate and better understand sustainability-related claims. For example, in October 2023, the California Governor signed into law three climate-related mandatory disclosure laws that are expected to impact tens of thousands of companies doing business in California. In January 2024, Directive (EU) 2022/2464 entered into force and is expected to impact certain EU and non-EU companies doing business in the EU. The U.K.’s Financial Conduct Authority (the “FCA”) adopted new anti-greenwashing rules that took effect on May 31, 2024, and affect all FCA-authorized and supervised firms. There may also be an increase in related enforcement efforts by the SEC, the FCA, and EU Member State financial services regulators. The European Securities and

Markets Authority (“ESMA”), in its Strategy for 2023-2028, which sets forth its long-term priority areas, and, in its 2025 Work Programme, which sets forth annual objectives and outputs for each of its strategic priorities, specifies that tackling greenwashing and promoting transparency constitute one of ESMA’s key objectives. At the same time, anti-environmental, social and governance (“ESG”) sentiment has also gained momentum across the US, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation or initiatives or issued related legal opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education has increased scrutiny of corporate diversity, equity and inclusion (“DEI”) practices. Some conservative groups and Republican state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate DEI practices are racially discriminatory and unlawful. Such anti-ESG and anti-DEI-related policies, legislation, initiatives and scrutiny could expose Apollo, Apollo Clients and portfolio investments to the risk of litigation, antitrust investigations or challenges and enforcement by state or federal authorities, result in injunctions, penalties and reputational harm and require certain investors to divest or discourage certain investors from investing in Apollo Clients. Certain of Apollo’s and Apollo Clients’ portfolio investments’ programs and initiatives could become subject to additional regulation, regulatory scrutiny, penalties and enforcement in the future, and Apollo cannot guarantee that its current programs, initiatives and policies will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement.

Back Leverage. The Fund has the ability to (i) create an investment vehicle, contribute Fund assets (for the avoidance of doubt, including assets from multiple issuers) to such investment vehicle (or make such investments directly through such investment vehicle), and cause such investment vehicle to make borrowings (including borrowings from Apollo Clients and/or Apollo, or (ii) cause multiple such investment vehicles to engage in joint borrowings and/or cross-collateralize. The lender or other provider of financing in any such arrangement can be any party from which the Fund is permitted to borrow, as described under “—Use of Credit Facilities” above. Any arrangements entered into by any such vehicle or entity, including with Apollo or its affiliates or other Apollo Clients or their respective portfolio investments (and not the Fund itself), will not be considered borrowings by the Fund for purposes of the limits on borrowings (or any limits on issuing additional interests) by the Fund or any limits on cross-collateralization that are set forth in this Annual Report. In either case of (i) or (ii), such investment vehicle(s) will not be treated as a single investment for purposes of the investment limitations set forth in the Partnership Agreement even if multiple issuers are pledged or charged to and at risk with respect to a borrowing with respect to one single issuer. In connection with the foregoing, distributions from one investment may be used to pay interest and/or principal on borrowing secured by other issuers, which amounts will also not be treated as investments by the Fund for purposes of any investment limitations (including recycling). The use of back leverage not only potentially enhances the return profile of these investments and the Fund overall, but also increases the risk of the applicable investment, including the risks associated with collateralized investments held through the same leverage facilities. See “—Use and Availability of Leverage; Recent Changes in Credit Markets; Financing Arrangements; and Credit Facilities.” Furthermore, it is possible that an Affiliated Service Provider could earn fees in connection with providing services in respect of, among other things, the structuring, placement or syndication of any such credit facility or financing to support such back leverage or other financing efforts.

If the Fund were to create one or more of such investment vehicles, the Fund would depend on distributions from an investment vehicle’s assets out of its earnings and cash flows to enable the Fund to make distributions to its Partners. The ability of such an investment vehicle to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict the Fund’s ability, as the holder of an investment vehicle’s common equity interests, to receive cash flow from these investments. There is no assurance any such performance tests will be satisfied. Also, an investment vehicle may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan in, and the distribution of cash out of, such an investment vehicle, or cash flows may be partially or completely restricted for the life of the relevant investment vehicle.

“Shadow Banking” Regulation. There has been increasing commentary among regulators and intergovernmental institutions, including the Financial Stability Board and International Monetary Fund, on the topic of non-bank financial intermediation (which has also been referred to as “shadow banking”). These terms are generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system. The Financial Stability Board issued numerous reports recommending strengthening oversight and regulation of the non-bank financial intermediation in Europe, including steps to define the scope of the non-bank financial intermediation and proposing general governing principles for a monitoring and regulatory framework. While at this stage, it is difficult to predict the scope of any new regulations, if, during the Fund’s Term, such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to the Fund, the regulatory and operating costs associated therewith could adversely impact the implementation of the Fund’s investment strategy and the Fund’s returns and could become prohibitive with respect to the Fund’s investments. In an extreme eventuality, it is possible that such regulations could render investments by the Fund unviable and lead to premature restructuring and/or disposition of the Fund’s existing investments.

Increasing Scrutiny and Changing Expectations. Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to Apollo’s sustainability-related policies may impose additional costs or expose Apollo, the General Partner, the Investment Manager or the Fund to additional risks. Companies across all industries are facing increasing scrutiny relating to their sustainability-related policies. In recent years, certain investor advocacy groups, lenders and other market participants are increasingly focused on sustainability-related practices and processes, related targets and goals, or have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to sustainability, environmental social and/or governance and similar matters may hinder access to capital, as, for example, lenders may decide to reallocate capital or to not commit capital as a result of their assessment of sustainability-related policies, practices, and/or related targets or goals. These limitations in both the debt and equity capital markets may affect the Fund’s ability to grow, as its plans for growth may include accessing the equity and debt capital markets. If those markets are unavailable, or if the Fund is unable to access alternative means of financing on acceptable terms, or at all, the Fund may be unable to implement its business strategy, which would have a material adverse effect on its financial condition and returns and impair the Fund’s ability to service its indebtedness. Further, it is possible the Fund or issuers will incur additional material costs and require additional resources to monitor, report and comply with wide ranging sustainability-related requirements. The occurrence of any of the foregoing could have a material adverse effect on the Fund’s business and overall returns.

Ability to Source and Make Suitable Investments. The consistency of available and suitable investments for the Fund could be a risk. The lack of availability from time to time of assets for purchase by the Fund may delay the Fund’s ability to achieve its target portfolio size, composition or rate of return in its projected timeframe or to make investments thereafter, both of which circumstances could materially adversely affect the Fund’s investment performance.

Factors that may affect the Fund’s ability to source suitable investments include, among other things, the following: developments in the market for non-performing loans or other general market events, which may include changes in interest rates or credit spreads or other events which may adversely affect the price of assets, whether individually or collectively; competition for investment opportunities and the inability of the Fund to acquire assets at favorable yields (including if the Fund’s competitors have greater access to financial, technical and marketing resources than the Fund, a lower cost of funds than the Fund, and access to funding sources that are not available to the Fund); the inability of the Fund to reinvest the proceeds from the sale or repayment of any of its assets in suitable target investments on a timely basis, whether at prices that the Fund believes are appropriate or at all; and the inability of the Fund to secure debt financing or refinancing for the Fund’s portfolio investments on a timely basis, whether on a basis that is satisfactory to the Fund or at all.

Allocation of Liabilities. The General Partner may cause any Parallel Fund, any alternative investment vehicle or any Series of the Fund, any issuer, any other Apollo Client, any actual or potential Co-Investor or similar partner of the Fund to incur (or commit to incur) indebtedness and other liabilities and other obligations on a joint and several or cross-collateralized basis (including in relation to the grant of security, provision of a guarantee or indemnity or otherwise) across, or otherwise to provide direct or indirect credit support to or for the benefit of, any one or more of the foregoing, in each case, to facilitate or carry out any activity permitted under the Partnership Agreements. If any Parallel Fund or Series is required to repay all or any portion of any such indebtedness and other liabilities or other obligations of any other Parallel Fund or alternative investment vehicle of any Parallel Fund or Series (including, in either case, liabilities or other obligations arising under a credit facility), then the applicable entity whose liabilities or other obligations were so repaid will, to the fullest extent permitted by law, indemnify each entity that repaid such liabilities or other obligations and reimburse each such entity in full for any amounts so repaid, such that, following such indemnification and reimbursement, each such entity will have borne its pro rata share of the applicable liability or other obligation (based on the interest of each such entity in the transaction or activity giving rise to such indebtedness, liabilities or obligations or on such other basis as the General Partner determines in good faith to be fair and reasonable). The General Partner will have the authority, without the consent of any other person, to implement the foregoing in such manner as it determines in good faith to be fair and reasonable, which may include causing the relevant entities to enter into one or more indemnification or contribution agreements or adjusting the relative interests of such entities in the applicable portfolio investments.

Investments in Less Established Companies. The Fund may invest a portion of its assets in less established companies or early stage companies. Investments in such early stage companies may involve greater risks than those generally associated with investments in more established companies. For instance, less established companies tend to have smaller capitalizations and fewer resources and, therefore, are often more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In the case of start-up enterprises, such companies may not have significant or any operating revenues. Early stage companies often experience unexpected issues in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately resolved. A major risk also exists that a proposed service or product cannot be developed successfully with the resources available to such an early stage company. There is no assurance that the development efforts of any such early stage company will be successful or, if successful, will be completed within budget or the time period originally estimated. Substantial amounts of financing may be necessary to complete such development and there is no assurance that such funds will be available from any particular source, including institutional private placements or the public markets. The percentage of early stage companies that survive and prosper tends to be small. In addition, less mature companies could be more susceptible to irregular accounting or other fraudulent practices. Furthermore, to the extent there is any public market for the securities held by the Fund, securities of less established companies may be subject to more abrupt and erratic market price movements than those of larger, more established companies.

In addition to investing in less established or early stage companies, the Fund may actively engage in forming new businesses. Unlike investing in an existing company where start-up risks are generally shared with third parties who also have vested interests in such company (including the company’s founders, existing managers or existing equity holders), in the case where the Fund forms a new business, all such risks are generally borne by the Fund. In addition, newly formed businesses face risks similar to those affecting less established or early stage companies as described above and may experience unexpected operational, developmental or financial issues that cannot be adequately resolved, and there is no assurance that such new business ventures will become successful.

Some of the portfolio investments expected to be made by the Fund should be considered highly speculative and may result in the loss of the Fund’s entire investment therein. There can be no assurance that any such losses will be offset by gains (if any) realized on the Fund’s other investments.

Calculation Methodology. Apollo, in its discretion, selects and applies the calculation methodology for determining the cost basis of the Fund’s investments for purposes of calculating management fees and whether and to what extent a disposition or write-down has occurred with respect to an investment, including for purposes of determining whether adjusted cost should be reduced or distributions should be made.

Use of Expert Networks and Data Analytics. In connection with the evaluation of potential investment opportunities, Apollo engages expert networks and/or makes use of data analytics, including data provided by third-party vendors. Apollo seeks to avoid inadvertently obtaining material non-public information (“MNPI”) from such sources and has therefore implemented policies and procedures to mitigate the risk that the use of expert networks or data analytics could result in the receipt of MNPI by investment professionals. However, if such measures are ineffective and an investment professional obtains MNPI with respect to Apollo’s asset management business, Apollo will become restricted in acquiring or disposing of investments on behalf of Apollo Clients, which could impact the returns generated for the Fund. Inadvertent trading while Apollo is in possession of MNPI could also result in adverse legal or regulatory consequences, including the imposition of financial sanctions, and/or reputational damage to the Investment Manager and, consequently, negatively impact Apollo’s ability to perform investment management services on behalf of the Fund.

Financing Arrangements. To the extent that the Fund enters into financing arrangements, such arrangements may contain provisions that expose it to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. If a cross-default provision were exercised, this could result in a substantial loss for the Fund. Also, the Fund may, in the future, enter into financing arrangements that contain financial covenants that could require it to maintain certain financial ratios. If the Fund were to breach the financial covenants contained in any such financing arrangement, it might be required to repay such debt immediately in whole or in part, together with any attendant costs, and the Fund might be forced to sell some of its assets to fund such costs. The Fund might also be required to reduce or suspend distributions. Such financial covenants would also limit the ability of the Investment Manager to adopt the financial structure (e.g., by reducing levels of borrowing) which it would have adopted in the absence of such covenants.

In connection with the Fund’s or any of its subsidiaries’ business or satisfaction of, compliance with or the performing of obligations under, any of the financial or other covenants set forth in the credit agreements pertaining to the financing associated with the acquisition of portfolio investments or for tax reasons or any other business purpose, it is anticipated that the respective entities comprising the Fund and its subsidiaries (or alternative investment vehicles) will have to, among other things, (1) engage in certain transactions that are on a non-arm’s length basis, including lending or other similar transactions with each other or other third parties on a non-arm’s-length basis (including the provision of interest-free financing or otherwise) or (2) cause the Fund (or an alternative investment vehicle, as applicable) to make a distribution to, and concurrent contribution by, the Limited Partners to the Fund (or an alternative investment vehicle, as applicable). No such transaction will require that the General Partner provide notice to, or seek the consent of, the Limited Partners or any other person. Furthermore, no such distribution and recontribution will be deemed a distribution for purposes of the Fund’s distributions unless otherwise determined by the General Partner in its sole discretion. In addition, due to the possibility that not all of the Limited Partners will participate in the acquisition of the additional portfolio investments, certain of these transactions will similarly not be conducted on an arm’s-length basis and may give rise to conflicts of interest. Finally, depending on the nature of the transaction, it may give rise to taxable income to certain Limited Partners prior to the receipt of cash.

Government and Agency Risk. In some instances, the making or acquisition of an investment may involve substantive continuing involvement by, or an ongoing commitment to, a government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (collectively, “Regulatory Agencies”). The nature of these obligations exposes the owners of the relevant investments to a higher level of regulatory control than typically imposed on other businesses.

Regulatory Agencies might impose conditions on the construction, operations and activities of a business or asset as a condition to granting their approval or to satisfy regulatory requirements, including requirements that such assets remain managed by the General Partner, the Investment Manager, the Fund or their respective affiliates which could limit the ability of the Fund to dispose of portfolio investments at opportune times.

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of an issuer or to otherwise implement laws, regulations or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals, including, without limitation, renewals, extensions, transfers, assignments, reissuances or similar actions, could be required to acquire an investment, and additional approvals could become applicable in the future due to, among other reasons, a change in applicable laws and regulations or a change in the relevant issuer’s activities. There can be no assurance that an issuer will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or (iii) maintain required regulatory approvals. Delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by an issuer, the completion of a previously announced acquisition or sale to a third party, or could prevent operation of a facility owned by an investment vehicle, the completion of a previously announced acquisition or sale to a third party, or could otherwise result in additional costs and material and adverse consequences to an investment vehicle and the Fund.

Regulatory Agencies could be influenced by political considerations and could make decisions that adversely affect an issuer’s business. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of an issuer, including causing the reduction or elimination of a subsidy (on which certain types of investments might be materially dependent), all of which could have a material adverse impact on relevant investments by the Fund.

Distributions. There can be no assurance that the operations of the Fund will be profitable, that the Fund will be able to avoid losses or that cash from its investments will be available for distribution to the Limited Partners. The Fund will have no source of funds from which to pay distributions to the Limited Partners other than income and gain received on its investments and the return of capital.

Charitable Donations and Political Activities. The General Partner could, from time to time, cause the Fund and/or its issuers to make contributions to charitable initiatives or other non-profit organizations that the General Partner believes could, directly or indirectly, enhance the value of the Fund’s portfolio investments or otherwise serve a business purpose for, or be beneficial to, the Fund’s issuers. Such contributions could be designed to benefit employees of an issuer or the community in which an issuer is located or in which the issuer operates. In certain instances, such charitable initiatives could be sponsored by, affiliated with or related to current or former employees of Apollo, operating partners, joint venture partners, Consultants (as defined below), issuer management teams and/or other persons or organizations associated with Apollo, the Fund or the Fund’s issuers. These relationships could influence the General Partner in deciding whether to cause the Fund or its issuers to make charitable contributions. Further, such charitable contributions by the Fund or its issuers could supplement or replace charitable contributions that Apollo would have otherwise made. Also, in certain instances, the General Partner could, from time to time, select a lender and/or service provider to the Fund or its portfolio investments based, in part, on the charitable initiatives of such lender or service provider where the General Partner believes such charitable initiatives could, directly or indirectly, enhance the value of the Fund’s portfolio investments or otherwise serve a business purpose for, or be beneficial to, the Fund’s issuers, and even where the economic terms of such loan or service arrangement are otherwise less favorable than the terms offered by another lender or service provider that does not engage in such charitable initiatives.

An issuer could, in the ordinary course of its business, make political contributions to elected officials, candidates for elected office or political organizations, hire lobbyists or engage in other permissible political activities in U.S. or non-U.S. jurisdictions with the intent of furthering its business interests or otherwise. Issuers are not considered affiliates of the General Partner, and therefore such activities are not subject to relevant policies of the General Partner or any limitations on such activities contained in Other Agreements, and could be undertaken by an issuer without the knowledge or direction of the General Partner. In other circumstances, there could be initiatives where such activities are coordinated by Apollo for the benefit of the issuers. The interests advanced by an issuer through such activities could, in certain circumstances, not align with, or be adverse to, the interests of other issuers, the Fund, the Limited Partners or certain Limited Partners. The costs of such activities could be allocated among issuers. While the costs of such activities will typically be borne by the issuer undertaking such activities (and therefore, indirectly, the Fund), such activities could also directly or indirectly benefit other issuers, other Apollo Clients or Apollo.

Any such charitable or political contributions made by the Fund or its issuers, as applicable, which could reduce the Fund’s returns in respect of the relevant portfolio investment, will not offset incentive allocation or management fees paid or allocable to the General Partner or Apollo. There can be no assurance that any such activities will actually be beneficial to or enhance the value of the Fund or its issuers, or that the General Partner will be able to resolve any associated conflict of interest in favor of the Fund.

Secondments and Internships. Certain personnel of Apollo and its affiliates, including Consultants, will, in certain circumstances, be seconded to one or more issuers, vendors and service providers or Limited Partners and investors in other Apollo Clients to provide finance, accounting, operational support, data management and other similar services, including the sourcing of investments for the Fund or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by Apollo and its affiliates or the organization for which the personnel are working or both. In addition, personnel of issuers, vendors, service providers (including law firms and accounting firms) and Limited Partners and investors in other Apollo Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, Apollo, the Fund, issuers and other Apollo Clients. While often the Fund, other Apollo Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Apollo is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Fund, other Apollo Clients or Apollo in the ordinary course. Apollo, the Fund, other Apollo Clients or their respective portfolio companies may or may not pay salary or cover expenses associated with such secondees and interns, and if an issuer pays the cost, it will be borne directly or indirectly by Apollo, the Fund, other Apollo Clients or their respective portfolio companies. If Apollo pays salaries or covers expenses associated with such secondees and interns, it may seek reimbursement from the Fund for such amounts. Apollo, the Fund, other Apollo Clients or their respective portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements, and if an issuer pays the cost, it will be borne directly or indirectly by the Fund. To the extent such fees, compensation or other expenses are borne by the Fund, including indirectly through its issuers, the management fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Apollo, the Fund, other Apollo Clients or their respective portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly. Apollo will endeavor in good faith to allocate the costs of these arrangements, if any, to Apollo, the Fund, other Apollo Clients, their respective portfolio companies and other parties based on time spent by the personnel or another methodology Apollo deems appropriate in a particular circumstance.

Asset Pooling. The Fund may pool certain or all investments with one or more other Apollo Clients (any such pool, an “Asset Pool”), including for the purposes of obtaining leverage or other financing, seeking a full or partial exit from one or more investments including through securitization or otherwise to facilitate investment into one or more issuers. In such circumstances, an Asset Pool may be managed or controlled by Apollo or any of its affiliates (or other Apollo Client) and securities or other interests in the Asset Pool will be owned by the Fund and other Apollo Clients. The consummation of any such transaction will generally not require the consent of the Limited Partners and will involve the exercise of Apollo’s and its affiliates’ discretion with respect to a number of material matters, which may give rise to actual or potential conflicts. For example, in connection with such transactions, Apollo will have broad discretion to determine whether and to what extent such a transaction constitutes a disposition of the contributed assets under the terms of the Partnership Agreements, to determine the proportionate interest of the Fund and the other Apollo Clients in the Asset Pool (or particular classes or tranches of securities or others interests in the Asset Pool), which will require Apollo and its affiliates to determine the relative value of assets contributed to the Asset Pool and value of securities or interests (or particular classes or tranches thereof) issued by the Asset Pool, and to determine how interests in or proceeds from the Asset Pool are attributed to those Limited Partners that participated in such contributed assets, each of which may have a material impact on Limited Partners’ returns in respect of such investments or the Fund more generally. In making these determinations Apollo and its affiliates may, but are not required to, engage or seek the advice of any third-party independent expert; however, even if such advice was sought, valuing such assets and interests and therefore, the value of the Fund’s interest in, or proceeds received from, any Asset Pool, would be subjective. The Fund will generally be exposed to the performance of all assets in an Asset Pool and those Investments contributed to the Asset Pool by other Apollo Clients may not perform as well as those investments contributed by the Fund. Accordingly the returns of the Fund in respect of investments contributed by it may be lower than if they had not been contributed to the Asset Pool. The receipt, use and recontribution by such Asset Pools of any such proceeds will not be considered distributions received by, or contributions made by, the Fund or the Limited Partners for purposes of the Partnership Agreements (including, for example, that such proceeds will not be subject to the investment limitations applicable to the Fund’s investments, will not be subject to the incentive allocation waterfall, will not be subject to any preferred return and will not be subject to any requirements under the Partnership Agreements with respect to the timing of distribution of proceeds) and may result in higher or lower reported returns than if such proceeds had otherwise been distributed (or deemed distributed) to the Fund or the Limited Partners. Any excuse right otherwise afforded to a Limited Partner will not apply on a “look-through” basis to any investment made or held through an Asset Pool. See “—Portfolio Investment Designation.”

High-Yield Securities. The Fund may invest in high-yield securities. Such securities are generally not exchange-traded and, as a result, these instruments trade in the over-the-counter marketplace, which is less transparent than the exchange-traded marketplace. In addition, the Fund will invest in bonds of issuers that do not have publicly traded equity securities, making it more difficult to hedge the risks associated with such investments. High-yield securities face ongoing uncertainties and exposure to adverse business, financial or economic conditions that could lead to the issuer’s inability to meet timely interest and principal payments. The market for high-yield securities has previously experienced, and could in the future experience, periods of volatility and reduced liquidity. The market values of certain of these lower-rated and unrated debt securities tend to reflect individual corporate developments to a greater extent than do higher-rated securities that react primarily to fluctuations in the general level of interest rates, and tend to be more sensitive to economic conditions than are higher-rated securities. Companies that issue such securities are often highly leveraged and may not have available to them more traditional methods of financing. It is possible that a major economic recession could severely disrupt the market for such securities and may have an adverse impact on the value of such securities. In addition, it is possible that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default of such securities.

Trust Preferred Securities. Trust preferred securities, typically issued by banks, insurance companies and similar institutions, have characteristics that are common to both preferred stock and debt securities and represent a leveraged investment in collateral of the issuer. Trust preferred securities will generally be part of the issued share capital of an issuer and will not be secured under any indenture or by any pool of collateral or asset types. The issuer generally will pledge substantially all of its assets to secure any notes or any other obligations, all of which are senior to trust preferred securities. The collections on and proceeds of the issuer’s assets will be available to make payments in respect of the trust preferred securities only if, as and when funds are released from the lien of any debt indenture in accordance with its terms. Since the timing and amount of cash available for the trust preferred securities is subject to many uncertainties, there can be no assurance that the issuer will have funds remaining after application of available funds to its debt, expenses and other obligations to make distributions in respect of trust preferred securities.

Due to the nature of the leveraged investment in collateral of the issuer and the capital and legal structure of the issuer, changes in the value of the trust preferred securities will be greater than the change in value of any collateral debt securities, which themselves are subject to credit, liquidity, interest rate and other risks. Such utilization of leverage increases the risk of losses to the issuer and, therefore, increases the risk of losses to the holders of trust preferred securities.

Generally, the only source of cash for the issuer to make payments on trust preferred securities will be payments received from its parent institution. Obligations of the issuer’s parent institution are unsecured and subordinated and will rank junior in priority of payment to any senior indebtedness, whether now existing or subsequently incurred, and effectively will rank in right of payment junior to all other liabilities of such parent institution. In the event of a bankruptcy, liquidation or dissolution of the parent institution, its assets would be available to pay obligations to the issuer only after all payments have been made on the parent institution’s indebtedness. Similarly, payments on any parent guarantee in favor of the issuer may not be available if it defaults on a payment of any of its other liabilities. As a practical matter, the holders of trust preferred securities generally will not be able to exercise directly any remedies against the parent institution.

The parent institution generally has the right, at one or more times, to defer making payments to the issuer on its debt for a specified period of time or upon the occurrence of certain types of events. Such a deferral by a parent institution could have a material adverse effect on the ability of the issuer to pay interest on its notes or indebtedness. Therefore, the deferral of interest payments could result in a failure to satisfy the requirements of certain coverage tests which, in turn, could potentially result in the early amortization of all or a portion of one or more classes of indebtedness. In addition, any deferral of interest payments on the issuer’s debt securities would reduce the issuer’s cash available to make distributions on the trust preferred securities and such reduction would not necessarily result in a corresponding reduction of taxable income of trust preferred securities shareholders that are subject to U.S. federal income tax.

As a general matter, the occurrence of (i) certain adverse tax consequences to a parent institution, (ii) certain adverse regulatory treatment of the funds raised by a parent institution or (iii) the issuer of the trust preferred securities being considered an “investment company” under the “Investment Company Act may constitute special events, giving the parent institution the right to redeem its indebtedness and its trust preferred securities. Furthermore, generally at the option of the parent institution, such parent institution’s debt may be redeemed prior to its stated maturities, in which case a corresponding portion of trust preferred securities would generally also be redeemed. In most instances, holders of trust preferred securities will not be entitled to vote on significant matters, since such voting rights are vested in the holder of the common securities of the trust preferred securities issuer.

Trust preferred securities are subject to credit, interest rate and liquidity risk. As such, adverse changes in the financial condition or results of operations of a parent institution or in general economic conditions or both may impair such parent institution’s ability to make payments of principal and interest to the issuer. Adverse changes in the financial condition, results of operations or prospects of the parent institution could affect the liquidity of the market for its and the issuer’s securities and could reduce the market price of such securities.

Investments in Distressed Securities. The Fund’s investments may also be in obligations or securities that are rated below investment-grade by recognized rating services such as Moody’s and Standard & Poor’s. Securities rated below investment-grade and unrated securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. Securities rated below investment-grade and unrated securities are typically subject to adverse changes in general economic conditions, changes in the financial condition of their issuers and price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of securities rated below investment-grade and unrated securities may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the values and liquidity of securities rated below investment-grade and unrated securities, especially in a market characterized by a low volume of trading. In addition, the secondary market for high-yield securities, which is concentrated in relatively few market makers, may not be as liquid as the secondary market for more highly rated securities. As a result, the Fund could find it more difficult to sell these securities or may be able to sell the securities only at prices lower than if such securities were widely traded.

Investments in Distressed Securities and Restructurings; Investments Subject to Bankruptcy Laws. The Fund may make investments, in restructurings or otherwise, that involve issuers that are experiencing, or are expected to experience, severe financial difficulties. These financial difficulties may never be overcome and may lead to uncertain outcomes, including causing such issuer to become subject to bankruptcy proceedings. There are a number of significant risks inherent in the bankruptcy process. The bankruptcy courts have broad discretion to control the terms of a reorganization, and political factors may be of significant importance in high-profile bankruptcies or bankruptcies in particular jurisdictions and, while creditors are generally given an opportunity to object to significant actions, there can be no assurance that a bankruptcy court in the exercise of its broad powers would not approve actions that would be contrary to the interests of the Fund. For example, in order to protect net operating losses of an obligor in bankruptcy, a bankruptcy court might take any number of actions, including prohibiting or limiting the transfer of claims held by certain classes of creditors. Such a prohibition could have a material adverse effect on the value of certain investments made by the Fund. For example, the Fund might be prohibited from liquidating investments which are declining in value.

In addition, investments in issuers that are experiencing, or are expected to experience, severe financial difficulties could, in certain circumstances, subject the Fund to certain additional potential liabilities that may exceed the value of the Fund’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to the Fund and distributions by the Fund to the Limited Partners may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes related to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.

The possibility of litigation between the participants in a reorganization is another consideration that makes any evaluation of the outcome of an investment uncertain. Such uncertainties may also be increased by legal and other factors that limit the ability of the Investment Manager to be able to obtain reliable and timely information concerning material developments affecting an obligor, or which lengthen a reorganization or liquidation proceeding.

Such investments could also be subject to federal bankruptcy laws and state fraudulent conveyance laws, which may vary from state to state, if the securities relating to such investments were issued with the intent of hindering, delaying or defrauding creditors or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such securities. If such investments constitute debt and such debt is used for a buyout of shareholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. Under certain circumstances, payments to the Fund and distributions by the Fund to the Limited Partners may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Such debt may also be disallowed or subordinated to the claims of other creditors if the Fund is found to have engaged in other inequitable conduct resulting in harm to other parties. The Fund’s investment may be treated as equity if it is deemed to be a contribution to capital, or if the Fund attempts to control the outcome of the business affairs of a company prior to its filing under the applicable bankruptcy laws. There can be no assurance that such claims will not be asserted or that the Fund will be able to defend against them successfully.

Creditors’ Rights. The Fund’s investments and the collateral underlying those investments will be subject to various laws for the protection of creditors in the jurisdictions of the investments concerned. Such differences in law could also adversely affect the rights of the Fund as a lender with respect to other creditors. Additionally, the Fund, as a creditor, could experience less favorable treatment under different insolvency regimes than those that apply in the United States, including in cases where the Fund seeks to enforce any security it may hold as a creditor.

Nature of Bankruptcy Proceedings. In addition to the risks described above under “Investments Subject to Bankruptcy Laws,” there are a number of additional risks when investing in companies involved in bankruptcy proceedings. First, many events in a bankruptcy are the product of contested matters and adversarial proceedings that are beyond the control of the creditors. Second, a bankruptcy filing may have adverse and permanent effects on a company. For instance, the company may lose its market position and key employees and otherwise may be incapable of restoring itself as a viable entity. Further, if the proceeding is converted to a liquidation, the liquidation value of the company may not equal the liquidation value that was believed to exist at the time of the investment. Third, the duration of a bankruptcy proceeding is difficult to predict. A creditor’s return on investments can be adversely impacted by delays while a plan of reorganization is negotiated, approved by the creditors and confirmed by the bankruptcy court, up until it ultimately becomes effective. Fourth, the administrative costs in connection with a bankruptcy proceeding are frequently high and will be paid out of the debtor’s estate prior to any return to creditors. Fifth, creditors can lose their ranking and priority if they exercise “domination and control” over a debtor and other creditors can demonstrate that they have been harmed by such actions, especially in the case of investments made prior to the commencement of bankruptcy proceedings. If the Fund purchases creditor claims subsequent to the commencement of a bankruptcy case, such purchase may be disallowed by the bankruptcy court if the court determines that the purchaser has taken unfair advantage of an unsophisticated seller that may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser. Sixth, certain claims, such as claims for taxes, may have priority by law over the claims of certain creditors. Finally, if the Fund seeks representation on creditors’ committees, it may owe certain obligations generally to all creditors similarly situated that the committee represents, and it may be subject to various trading or confidentiality restrictions. Given the Fund will indemnify any Indemnified Persons for claims arising from breaches of such obligations, indemnification payments could adversely affect the return on the Fund’s investment in the applicable reorganization.

Risks of Investments in Special Situations. The Fund may invest in “event-driven” and other special situations, such as recapitalizations, spin-offs, restructurings, reorganizations, bankruptcy, litigation, corporate control transactions, corporate events and other catalyst-oriented strategies. The Fund believes these types of investments often have limited downside risk relative to their current valuations. The Fund could, however, be incorrect in its assessment of the downside risk associated with an investment, thus resulting in significant losses to the Fund. Investments in such securities often are difficult to analyze or may have limited trading histories or in-depth research coverage. Although the Fund intends to utilize appropriate risk management strategies, such strategies cannot fully insulate the Fund from the risks inherent in its planned activities. Moreover, in certain situations the Fund may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances.

Investments in Event-Oriented Situations. The price offered for securities of a company involved in an announced deal can generally represent a significant premium above the market price prior to the announcement. Therefore, the value of such securities held by the Fund may decline if the proposed transaction is not consummated and if the market price of the securities returns to a level comparable to the price prior to the announcement of the deal. Furthermore, the difference between the price paid by the Fund for securities of a company involved in an announced deal and the anticipated value to be received for such securities upon consummation of the proposed transaction will often be very small. If the proposed transaction appears likely not to be consummated or, in fact, is not consummated or is delayed, the market price of the securities will usually decline, perhaps by more than the Fund’s anticipated profit. In addition, when the Fund has sold short the securities it anticipates receiving in an exchange or merger, and the proposed transaction is not consummated, the Fund may be forced to cover its short position in the market at a higher price than its short sale, with a resulting loss. If the Fund has sold short securities that are the subject of a proposed cash tender offer or cash merger and the transaction is consummated, the Fund also may be forced to cover its short position at a loss.

Where the Fund has purchased put options with respect to the securities it anticipates receiving in an exchange or merger, if the proposed transaction is not consummated, the exercise price of the put options held by the Fund may be lower than the market price of the underlying securities, with the result that the cost of the options will not be recovered. If the Fund has purchased put options with respect to securities that are the subject of a proposed cash tender offer or cash merger and the transaction is consummated, the Fund also may not exercise its options and may lose the premiums paid therefor. In addition, premiums paid for put options increase the Fund’s transaction costs and, in certain situations, may result in a sufficient reduction in the spread between the acquisition price and the anticipated price to be received to make the arbitrage investment so unattractive based upon a return on capital/risk-reward analysis that the General Partner may determine not to take a portfolio position. Since options expire on defined dates, in the event consummation of a transaction is delayed beyond the expiration of a put option held by the Fund, it may lose the anticipated benefit of the option.

The Fund may determine that the offer price for a security that is the subject of a tender offer is likely to be increased, either by the original bidder or by another party. In those circumstances, the Fund may purchase securities above the offer price, and such purchases are subject to the added risk that the offer price will not be increased or that the offer will be withdrawn.

The consummation of refinancings, restructurings, mergers and tender and exchange offers can be prevented or delayed by a variety of factors, including (i) opposition of the management or stockholders of the target company, which will often result in litigation to enjoin the proposed transaction; (ii) intervention of a regulatory agency; (iii) efforts by the involved company to pursue a “defensive” strategy, including a merger with, or a friendly tender offer by, a company other than the offeror; (iv) in the case of a merger, failure to obtain the necessary stockholder approvals; (v) market conditions resulting in material changes in securities prices; (vi) compliance with any applicable securities laws; and (vii) inability to obtain adequate financing.

Often a tender or exchange offer will be made for less than all of the outstanding securities of an issuer or a higher price will be offered for a limited amount of the securities, with the provision that, if a greater number is tendered, securities will be accepted pro rata. Thus, a portion of the securities tendered by the Fund may not be accepted and may be returned to the Fund. Since, after completion of the tender offer, the market price of the securities may have declined below the Fund’s cost, a sale of any returned securities may result in a loss.

Investments in Public Companies. The Fund may invest in public companies. Investments in public companies may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include movements in the stock market and trends in the overall economy, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to dispose of such securities at certain times (including due to the possession by the Fund of material non-public information), increased likelihood of shareholder litigation against such companies’ board members, which may include Apollo personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks.

Minority Position and Toehold Investments. The Fund could also make minority debt or structured equity investments in companies where the Fund may have limited influence. Such companies may have economic or business interests or goals that are inconsistent with those of the Fund and the Fund may not be in a position to limit or otherwise protect the value of its investment in such companies. The Fund’s control over the investment policies of such companies may also be limited. This could result in the Fund’s investments being frozen in minority positions that incur a substantial loss. If the Fund takes such a minority position in publicly traded securities as a “toe-hold” investment, then such publicly traded securities may fluctuate in value over the limited duration of the Fund’s investment in such publicly traded securities, which could potentially reduce returns to Limited Partners. While the Investment Manager may seek to accumulate larger positions, the Fund may accumulate minority positions in the outstanding securities that could be convertible into the voting stock of potential portfolio investments. While the Investment Manager will seek to achieve such accumulation through open market purchases, registered tender offers, negotiated transactions or private placements, the Fund may be unable to accumulate a sufficiently large position in a target company to execute its strategy. In such circumstances, the Fund may dispose of its position in the target company within a short time of acquiring it and there can be no assurance that the price at which the Fund can sell such securities will not have declined since the time of acquisition. This may be exacerbated by the fact that securities of the companies that the Fund may target may be thinly traded and that the Fund’s position may nevertheless have been substantial and its disposal may depress the market price for such securities.

Investment in Energy Industry. Investments in the energy sector may be subject to a variety of risks, not all of which can be foreseen or quantified. Such risks may include, but are not limited to: (i) the risk that the technology employed in an energy project will not be effective or efficient; (ii) uncertainty about the availability or efficacy of energy sales agreements or fuel supply agreements that may be entered into in connection with a project; (iii) risks that regulations affecting the energy industry will change in a manner detrimental to the industry; (iv) environmental liability risks related to energy properties and projects; (v) risks of equipment failures, fuel interruptions, loss of sale and supply contracts or fuel contracts, decreases or escalations in power contract or fuel contract prices, bankruptcy of key customers or suppliers, tort liability in excess of insurance coverage, inability to obtain desirable amounts of insurance at economic rates, acts of God and other catastrophes; (vi) uncertainty about the extent, quality and availability of oil and gas reserves; (vii) the risk that interest rates may increase, making it difficult or impossible to obtain project financing or impairing the cash flow of leveraged projects; and (viii) the risk of changes in values of companies in the energy sector whose operations are affected by changes in prices and supplies of energy fuels (prices and supplies of energy fuels can fluctuate significantly over a short period of time due to changes in international politics, energy conservation, the success of exploration projects, the tax and other regulatory policies of various governments and the economic growth of countries that are large consumers of energy, as well as other factors). The occurrence of events related to the foregoing could have a material adverse effect on the Fund and its investments.

In addition to the foregoing, certain of the issuers in which the Fund invests may be subject to the risks inherent in acquiring or developing recoverable oil and natural gas reserves, including capital expenditures for the identification and acquisitions of projects, the drilling and completion of wells and the conduct of development and production operations. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause such activity to be unsuccessful, which may result in losses. Furthermore, successful investment in oil and natural gas properties and other related facilities and properties requires an assessment of (i) recoverable reserves; (ii) future oil and natural gas prices; (iii) operating and capital costs; (iv) potential environmental and other liabilities; and (v) other factors. Such assessments are necessarily inexact and their accuracy is inherently uncertain. Also, the revenues generated by certain of the issuers in which the Fund invests may be dependent on the future prices of and the demand for oil and natural gas. Oil and gas investments may have significant shortfalls in projected cash flow if oil and gas prices decline from levels projected at the time the investment is made. Various factors beyond the control of the Fund will affect prices of oil, natural gas and natural gas liquids, including the worldwide supply of oil and natural gas, political instability or armed conflict in oil and natural gas producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of pipeline capacity and changes in existing government regulation, taxation and price control. Prices for oil and natural gas have fluctuated greatly during the past, and markets for oil, natural gas and natural gas liquids continue to be volatile. Further, to the extent the Fund invests in or receives energy royalty interests, the Fund will generally receive revenues from those royalty interests only upon sales of oil, gas and other hydrocarbon production by the underlying property or upon sale of the royalty interests themselves. There can be no assurance that reserves sufficient to provide the expected royalty income will be discovered or produced.

Volatile oil, natural gas and natural gas liquids prices make it difficult to estimate the value of developed properties for acquisition and divestiture (and collateral purposes) and often cause disruption in the market for oil, natural gas and natural gas liquids developed properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects. In addition, estimates of hydrocarbon reserves by qualified engineers are often a key factor in valuing certain oil and gas assets. These estimates are subject to wide variances based on changes in commodity prices and certain technical assumptions. Accordingly, it is possible for such reserve estimates to be significantly revised from time to time, creating significant changes in the value of the Fund’s portfolio investments.

Legal and Regulatory Matters in the Energy Sector. Power generation and transmission, as well as oil, natural gas and coal storage, handling, processing and transportation, are extensively regulated; statutory and regulatory requirements may include those imposed by energy, zoning, environmental, safety, labor and other regulatory or political authorities. Failure to obtain or a delay in the receipt of relevant governmental permits or approvals, including regulatory approvals, could hinder operation of an investment and result in fines or additional costs. Obtaining permits and approvals or complying with ongoing regulatory requirements may be costly and/or time-consuming. Moreover, the adoption of new laws or regulations, including those with respect to the emission of greenhouse gasses, or changes in the interpretation of existing laws or regulations or changes in the persons charged with political oversight of such laws or regulations, could have a material adverse effect upon the profitability of the Fund or its issuers and could necessitate the creation of new business models and the restructuring of investments in order to meet regulatory requirements, which may be costly and/or time-consuming.

General Risk of Investments in the Utility and Power Industries. The Fund may invest in the utility and power sectors. These investments are sensitive to fluctuations in resource availability, energy supply and demand, interest rates, special risks of constructing and operating facilities (including nuclear facilities), lack of control over pricing, merger and acquisition activity, weather conditions (including abnormally mild winter or summer weather and abnormally harsh winter or summer weather), availability and adequacy of pipeline and other transportation facilities, geopolitical conditions in gas or oil producing regions and countries (including the risk of nationalization of the natural gas, oil and related sectors), the ability of members of the Organization of the Petroleum Exporting Countries to agree upon and maintain oil prices and production levels, the price and availability of alternative fuels, international and regional trade contracts, labor contracts, the impact of energy conservation efforts, environmental considerations, public policy initiatives and regulation.

Regulatory Risks of Investments in the Utility and Power Industries. Utility and power companies are subject to significant regulation in many aspects of their operations, including how facilities are constructed, maintained and operated, environmental and safety controls and the prices they may charge for the products and services. There are a variety of risks relating to actions of various governmental agencies and authorities in such industries. Additionally, stricter laws, regulations or enforcement policies could be enacted or pursued in the future, which would likely increase compliance costs and could adversely affect the financial performance of energy companies, which may have implications for the companies that support the energy sector’s infrastructure-related requirements.

Investment in the Communications Industry. The Fund’s issuers may include communications companies. Communications companies in the U.S., Europe and other developed and emerging countries undergo continual changes mainly due to evolving levels of governmental regulation or deregulation as well as the rapid development of communication technologies. Competitive pressures within the communications industry are intense, and the securities of communications companies may be subject to significant price volatility. In addition, because the communications industry is subject to rapid and significant changes in technology, the companies in this industry in which the Fund may invest will face competition from technologies being developed or to be developed in the future by others, which may make such companies’ products and services obsolete.

Investing in Media Companies. The Fund may focus a portion of its investment activities in media companies. These companies are sensitive to, among other things, global economic conditions, fluctuations in advertising expenditures from which media companies derive substantial revenue, seasonal fluctuations, changes in public and consumer tastes and preferences for products, content and services, rapidly changing technologies, theft of intellectual property including lost revenue due to copyright infringement, retention of key talent and management, merger and acquisition activity and regulation and other political considerations, which may cause the Fund to experience substantial volatility. Further, to the extent the Fund invests in or receives media company royalty interests, the Fund will generally receive revenues from those royalty interests only upon the sale of the source of the royalty payments by the underlying owner of such interests or upon sale of the royalty interests themselves. There can be no assurance that the sources of the expected royalty income will perform as anticipated.

General Airline Industry Risks. The Fund may invest in asset-backed securities related to the aviation industry, including securities collateralized by aircraft and related aviation interests such as aircraft leases. The airline business is dependent on the price and availability of aircraft fuel. Continued periods of high aircraft fuel costs, significant disruptions in the supply of aircraft fuel or significant further increases in fuel costs could have a significant negative impact on air carriers’ operating results. Union disputes, employee strikes and other labor-related disruptions could adversely affect airlines’ operations. The travel industry is materially adversely affected by public health emergencies and pandemics, such as the COVID-19 pandemic and terrorist attacks, and continues to face ongoing security concerns and cost burdens associated with security and health, safety and overall sanitation-related expenses. Increases in insurance costs or reductions in insurance coverage could adversely impact an airline’s operations and financial results. Changes in government regulation could increase airline operating costs and limit their ability to conduct their business. The airline industry is intensely competitive. It is at risk of losses and adverse publicity stemming from any accident involving any aircraft, including aircraft operated by other airlines, and is subject to weather factors and seasonal variations in airline travel, which cause financial results to fluctuate. Any of these factors can affect the value of the Fund’s investments in aviation-related securities.

Operating and Financial Risks of Aviation Assets. If the Fund invests in asset-backed securities related to the aviation industry, such assets could deteriorate as a result of, among other factors, an adverse development in the aviation industry or the lessors’ business, a change in the competitive environment, an economic downturn or, in the case of aircraft assets, wear and tear, malfunction or breakage. As a result, aviation-related assets that the Fund may have expected to be stable may operate at a loss or have significant variations in operating results, may require substantial additional capital to continue their operations or to perform additional maintenance or repair, and the lessors may otherwise have a weak financial condition or be experiencing financial distress. The success of the Fund’s investment approach in aviation-related securities, in some cases, may be linked to the service providers’ (including Affiliated Service Providers’ (as defined below)) ability to maintain the condition of the aviation assets. There can be no assurance that the Fund will be able to successfully identify and implement its strategy. In addition, if the Fund is required to take control of an aviation-related asset, the Fund may cause such aviation-related securities to bear certain fees, costs and expenses that the Fund would otherwise bear, including the fees, costs and expenses incurred in developing, investigating, negotiating, structuring or consummating the sale of such aviation-related securities. For example, the General Partner may cause such aviation-related assets to bear the fees, costs and expenses that are incurred in connection and concurrently with the sale of such aviation-related assets and such other fees, costs and expenses that may otherwise be treated as Operating Expenses. The payment of such fees, costs and expenses by such aviation-related assets may reduce the amount of cash that the aviation-related assets have on hand.

Risks Inherent to Real Estate Investing. The Fund will invest in loans secured by real estate, and may, as a result of default, foreclosure or otherwise, hold real estate assets it was not otherwise expecting to hold. Real estate historically has experienced significant fluctuations and cycles in performance that may result in reductions in the value of the Fund’s investments. The Fund may be subject to the varying degrees of risk generally incident to ownership and operations of the properties to which the Fund will be exposed and which collateralize or support its investments. Of particular concern may be those environmental risks provided by mortgaged properties that are, or have been, the site of manufacturing, industrial or disposal activity. Such environmental risks may give rise to a diminution in the value of property (including real property securing any portfolio investment) or liability for cleanup costs or other remedial actions, which liability could exceed the value of such property or the principal balance of the related Fund investment. In certain circumstances, a lender may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

The ultimate performance and value of the Fund’s real estate-related investments depend upon, in large part, the Fund’s ability to operate each such investment so that it provides sufficient cash flows necessary to pay the

Fund’s equity investment and a return on such investment, or to pay interest and principal due to the Fund or a lender. Revenues and cash flows may be adversely affected by:

•
changes in local real estate market conditions due to changes in national or local economic conditions or changes in local property market characteristics;
•
government regulation including taking or condemnation losses and limitations on rent, such as rent control and rent stabilization;
•
competition from other properties and changes in the supply and demand for competing properties in an area;
•
fluctuations in building occupancy and the financial resources of tenants;
•
changes in interest rates and in the state of the debt and equity capital markets, particularly the availability of debt financing, which may render the sale or refinancing of properties difficult or impracticable;
•
the ongoing need for capital improvements, particularly in older buildings;
•
changes in real estate tax rates and other Operating Expenses;
•
adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes, hurricanes, floods, fires and other natural disasters, acts of war or terrorism, which may decrease the availability of or increase the cost of insurance or result in uninsured losses;
•
adverse changes in zoning laws;
•
the impact of present or future environmental legislation and compliance with environmental laws;
•
the impact of lawsuits, which could cause the Fund to incur significant legal expenses and divert management’s time and attention from day-to-day operations of the Fund; and
•
other adverse factors that are beyond the Fund’s control.

In the event that any of the Fund’s investments experience any of the foregoing events or occurrences, the value of, and return on, such investments would be negatively impacted.

Lender Liability and Equitable Subordination. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Fund’s investments, the Fund could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors, or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” The Fund does not intend to engage in conduct that would form the basis for a successful cause of action based upon the equitable subordination doctrine. However, because of the nature of certain of the Fund’s investments, the Fund may be subject to claims from creditors of an obligor that debt obligations of which are held by the Fund should be equitably subordinated.

The preceding discussion regarding lender liability is based upon principles of U.S. federal and state laws. With respect to the Fund’s investments outside the United States, the laws of certain non-U.S. jurisdictions may also impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.

Investment in SPACs. The Fund could invest in, facilitate the acquisition of companies by, and exit issuers through the use of, special purpose acquisition companies (“SPACs”). A SPAC is a “blank check” company incorporated for the purpose of raising capital through an initial public offering to fund the acquisition, through a merger, capital stock exchange, asset acquisition or other similar business combination, of one or more operating businesses. After the acquisition of a target company, a SPAC typically would exercise control over the management of such target company to increase the target company’s value. Capital raised through the initial public offering of securities of a SPAC is typically placed into a trust until the target company is acquired or a predetermined period of time elapses. Investors in a SPAC typically would receive a return on their investment in the event that a target company is acquired and such target company’s value increased. If a SPAC is unable to locate and acquire a target company (or companies) by the deadline, the SPAC would be forced to liquidate its assets, which could result in losses due to the SPAC’s expenses and liabilities.

There are a number of risks associated with investing through SPACs, including: (i) because a SPAC is typically created without a specifically identified acquisition target, it could never, or only after an extended period of time, find and execute a suitable transaction, during which period the capital committed to or invested in the SPAC will not be available for other uses; (ii) SPACs invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iii) SPACs are exempt from the rules promulgated by the SEC to protect investors in “blank check” companies, such as Rule 419 promulgated under the Securities Act, so investors in SPACs are not afforded the benefits or protections of those rules; (iv) SPACs could generate substantial fees, costs and expenses (including in connection with changes in accounting practices related to SPACs), which are typically borne by the investors therein (in some cases, regardless of whether, or when, the SPAC consummates a transaction); (v) the use of SPACs as an investment tool has only recently became more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale and the supply of desirable targets and transactions relative to the pace at which SPACs have been formed; (vi) SPACs, SPAC sponsors, SPAC directors and officers, acquisition targets and sellers and other SPAC transaction participants have been subject to increasing litigation risks associated with transactions, resulting in increased fees (including, but not limited to, legal expenses, professional fees for third party fairness opinions and increased D&O insurance premiums) and reputational risks; (vii) any actual or perceived likelihood of litigation may result in acquisition targets reassessing the merits of SPAC transactions, causing SPACs to compete for fewer and less attractive de-SPAC targets; and (viii) SPACs and their investments have faced, and may continue to face, heightened scrutiny or adverse policies from regulatory and other authorities, including the SEC, and have been, and may continue to be, the focus of enforcement activities.

In addition, SPACs can raise capital through offering-and SPAC investors, which could include the Fund, could ultimately hold in the ultimate target business-common equity, preferred equity, equity-linked instruments, debt or other types of instruments, each of which is subject to the risks associated with such instruments. If a SPAC completes a business combination, it will be affected by numerous risks inherent in the business operations of the acquired company or companies. Further, as described herein, Apollo is subject to conflicts of interest, including with respect to its sponsorship of, or the Fund’s investments in, SPACs. For these and additional reasons, investments in SPACs are speculative and involve a high degree of risk.

Participation Interests. The Fund may purchase participation interests in debt instruments which do not entitle the holder thereof to direct rights against the obligor. Participations held by the Fund in a seller’s portion of a debt instrument typically result in a contractual relationship only with such seller, not with the obligor. The Fund has the right to receive payments of principal, interest and any fees to which it is entitled only from the seller and only upon receipt by such seller of such payments from the obligor. In connection with purchasing participations, the Fund generally will have no right to enforce compliance by the obligor with the terms of the related loan agreement, nor any rights of set-off against the obligor and the Fund may not directly benefit from the collateral supporting the debt instrument in which it has purchased the participation. As a result, the Fund will assume the credit risk of both the obligor and the seller selling the participation. In the event of the insolvency of such seller, the Fund may be treated as a general creditor of such seller, and may not benefit from any set-off between such seller and the obligor. When the Fund holds a participation in a debt instrument it may not have the right to vote to waive enforcement of any restrictive covenant breached by an obligor or, if the Fund does not vote as requested by the seller, it may be subject to repurchase of the participation at par. Sellers voting in connection with a potential waiver of a restrictive covenant may have interests different from those of the Fund, and such selling institutions may not consider the interests of the Fund in connection with their votes.

Assignments. The Fund may also purchase assignments, which are arrangements whereby a creditor assigns an interest in a loan to the Fund. The purchaser of an assignment typically succeeds to all the rights and obligations of the assignor of the loan and becomes a lender under the loan agreement and other operative agreements relating to the investment. Assignments are, however, arranged through private negotiations between potential assignees and potential assignors, and the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assignor of the loan. In contrast to the rights of the Fund as an owner of a participation, the Fund, as an assignee, will generally have the right to receive directly from the obligor all payments of principal, interest and any fees to which it is entitled. In some assignments, the obligor may have the right to continue to make payments to the assignor with respect to the assigned portion of the loan. In such a case, the assignor would be obligated to receive such payments as agent for the Fund and to promptly pay over to the Fund such amounts as are received. As a purchaser of an assignment, the Fund typically will have the same voting rights as other lenders under the applicable loan agreement and will have the right to vote to waive enforcement of breaches of covenants. The Fund will also have the same rights as other lenders to enforce compliance by the obligor with the terms of the loan agreement, to set-off claims against the obligor and to have recourse to collateral supporting the investment. As a result, the Fund may not bear the credit risk of the assignor and the insolvency of an assignor of a loan should have little effect on the ability of the Fund to continue to receive payments of principal, interest or fees from the obligor. The Fund will, however, assume the credit risk of the obligor.

Security Risk. Certain investments such as trade claims or consumer receivables may not be secured over underlying assets. Investments may be secured by mortgages, charges, pledges, liens or other security interests. Depending on the jurisdiction in which such security interests are created, enforcement of such securities can be a complicated and difficult process. For example, enforcement of security interests in certain jurisdictions can require a court order and a sale of the secured property through public bidding or auction. In addition, some courts may delay, upon the obligor’s application, the enforcement of a security if the obligor can show that it has a valid reason for requesting such delay, such as showing that the default was caused by temporary hardships. For example, some jurisdictions grant courts the power to declare security interest arrangements to be void if they deem the security interest to be excessive.

Currency Value Fluctuations. The Fund expects that its investments will be primarily denominated in U.S. dollars. The Fund may also invest, however, in securities denominated in, among others, Euros, Pounds Sterling, Norwegian Kroner, Swiss Francs and other currencies. Even though the Fund may hedge any currency investments, investments that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

Investments in Equity Securities Generally. The Fund may hold investments in equity securities and equity security-related derivatives. Investments in equity securities of small or medium-sized market capitalization companies will have more limited marketability than the securities of larger companies. In addition, securities of smaller companies may have greater price volatility. For example, investment in equity securities may arise in connection with the Fund’s debt investment opportunities and may be accompanied by “equity-kickers” or warrants, as well as in the form of equity investments in Platform Investments, to the extent that any such Platform Investment is allocated to Apollo Clients (such as the Fund) and not Apollo in accordance with Apollo’s policies and procedures. The Fund may choose to short the equity of an issuer when another technique is not available, most notably a bond or some other derivative. In addition, the Fund may be forced to accept equity in certain circumstances. The value of these financial instruments generally will vary with the performance of the issuer and movements in the equity markets. As a result, the Fund may suffer losses if it invests in equity instruments of issuers whose performance diverges from the Investment Manager’s expectations or if equity markets generally move in a single direction and the Fund has not hedged against such a general move. The Fund can use investments in equity security-related derivatives to obtain leveraged and/or synthetic exposure to target companies. Equity security-related derivatives can be less liquid than direct investments in equity securities, and the Fund can in turn be limited in its ability to exit an equity security-related derivatives investment quickly or prior to an agreed upon maturity date. In addition, equity security-related derivatives typically do not convey voting rights in the underlying securities, and the Fund therefore may not be in a position to exercise control over or vote its interest in its economic stake in the investment. The Fund also may be exposed to risks that issuers will not fulfill contractual obligations such as, in the case of private placements, registering restricted securities for public resale. In addition, equity securities fluctuate in value in response to many factors, including the activities and financial condition of individual companies, geographic markets, industry market conditions, interest rates and general economic environments. All of the Fund’s investments in stock will be subject to normal market risks. While diversification among issuers may mitigate these risks, the Fund is not required to diversify its investments in equity securities and investors should expect fluctuations in value of equity securities held by the Fund based on market conditions. In addition, holders of equity securities may be wiped out or substantially reduced in value in a bankruptcy proceeding or corporate restructuring.

Prepayment Risk. The frequency at which prepayments (including voluntary prepayments by obligors and accelerations due to defaults) occur on debt instruments will be affected by a variety of factors including the prevailing level of interest rates and spreads, as well as economic, demographic, tax, social, legal and other factors. Generally, obligors tend to prepay their fixed-rate obligations when prevailing interest rates fall below the coupon rates on their obligations. Similarly, floating rate issuers and borrowers tend to prepay their obligations when spreads narrow.

In general, “premium” securities (securities whose market values exceed their principal or par amounts) are adversely affected by faster than anticipated prepayments. Since many fixed-rate obligations will be premium instruments when interest rates and/or spreads are low, such debt instruments and asset-backed instruments could be adversely affected by changes in prepayments in any interest rate environment.

The adverse effects of prepayments could impact the Fund’s portfolio in two ways. First, particular investments may experience outright losses, as in the case of an interest-only instrument in an environment of faster actual or anticipated prepayments. Second, particular investments may underperform relative to hedges that the Investment Manager may have constructed for these investments, resulting in a loss to the Fund’s overall portfolio. In particular, prepayments (at par) may limit the potential upside of many instruments to their principal or par amounts, whereas their corresponding hedges often have the potential for unlimited loss.

Short Selling. The Fund’s investment program may include short selling. Short selling involves selling securities which may or may not be owned by the seller and borrowing the same securities for delivery to the purchaser, with an obligation to return the borrowed securities to the lender at a later date. Short selling allows the seller to profit from declines in market prices to the extent such decline exceeds the transaction costs and the costs of borrowing the securities and may be an important aspect of certain of the investment strategies of the Fund. The extent to which the Fund engages in short sales will depend upon its investment strategy and perception of market direction. A short sale creates the risk of a theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost to the Fund of buying those securities to cover the short position. There can be no assurance that the securities necessary to cover a short position will be available for purchase at the time the Fund desires to close out such short position. Purchasing securities to close out the short position can itself cause the price of the securities to rise further, thereby exacerbating the loss.

Following the financial crisis of 2008, short selling restrictions and disclosure requirements were introduced in a number of jurisdictions. In July 2009, the SEC implemented a rule requiring market participants to close out short sales within three days after the transaction date. In February 2010, the SEC adopted a short sale price test restriction, which limits short selling in a security whose price has decreased by 10% or more in a single day.

In November 2012, the Council of the EU adopted a short selling regulation (EU) No 236/2012 (the “SSR”) imposing certain private and public disclosure obligations on persons with net short positions in EU listed shares

(being shares admitted to trading on a regulated market or multilateral-trading facility unless the principal trading venue for such shares is located in a country outside the EU) and EU sovereign debt (being debt instruments issued by, among others, EU institutions, governments of EU member states and certain international institutions established by two or more EU member states), which reach or fall below the specified thresholds. The SSR also contains prohibitions on uncovered short sales of EU listed shares and EU sovereign debt as well as on uncovered positions in credit default swaps referencing EU sovereign debt issuers. EU member states have power under the SSR to impose temporary bans on short selling in certain circumstances.

Repurchase and Reverse Repurchase Agreements. The Fund may enter into repurchase and reverse repurchase agreements. Under a repurchase agreement, the Fund “sells” financial instruments and agrees to repurchase them at a specified date and price. Repurchase agreements may involve the risk that the market value of the financial instruments purchased with the proceeds of the repurchase agreement by the Fund may decline below the price of the financial instruments the Fund has sold but is obligated to repurchase. In the event the buyer of financial instruments under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce the obligation of the Fund to repurchase the financial instruments and the Fund’s use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the financial instruments that the Fund has purchased has decreased, the Fund could experience a loss. In a reverse repurchase transaction, the Fund “buys” financial instruments issued from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such financial instruments at a negotiated price. The use of repurchase and reverse repurchase agreements by the Fund involves certain risks. For example, if the seller of financial instruments to the Fund under a reverse repurchase agreement defaults on its obligation to repurchase the underlying financial instruments, as a result of its bankruptcy or otherwise, the Fund will seek to dispose of such financial instruments, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Fund’s ability to dispose of the underlying financial instruments may be restricted. It is possible, in a bankruptcy or liquidation scenario, that the Fund may not be able to substantiate its interest in the underlying financial instruments. Finally, if a seller defaults on its obligation to repurchase financial instruments under a reverse repurchase agreement, the Fund may suffer a loss to the extent that it is forced to liquidate the purchased financial instruments in the market, and proceeds from the sale of the underlying financial instruments are less than the repurchase price agreed to by the defaulting seller. Similar elements of risk arise in the event of the bankruptcy or insolvency of the buyer.

Use of Derivatives and Other Specialized Techniques. The Fund or its portfolio investments may engage in a variety of options, forwards and related derivative transactions as part of its hedging or investment strategy, including TRS on individual or baskets of assets, interest rate swaps, currency and foreign exchange transactions, credit default swaps, purchase and sale of commodities or commodity futures, put and call options, floors, collars or other similar arrangements and derivative transactions. As described in further detail below, the U.S. Commodity Futures Trading Commission (the “CFTC”) currently requires the clearing of certain interest rate and credit index derivatives. Additional products are expected to be required to be cleared in the future. Swap contracts not subject to the clearing determination may be traded in bilateral over-the-counter derivatives markets and therefore may not benefit from the protections afforded to participants in cleared swaps (for example, centralized counterparty, guaranteed funds and customer asset segregation). Clearinghouse collateral requirements may differ from and be greater than the collateral terms negotiated with derivatives counterparties in the over-the-counter market. This may increase the Fund’s cost in entering into these products and impact the Fund’s ability to pursue certain investment strategies. For swaps that are cleared through a clearinghouse, the Fund will face the clearinghouse as legal counterparty and will be subject to clearinghouse performance and credit risk.

The swap markets with respect to non-cleared swaps are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. As a result, the Fund and the investments will be subject to counterparty risk relating to the inability or refusal of a counterparty to perform such uncleared derivatives contracts. See also “—Credit Derivative Transactions” and “—Synthetic Investment Instruments” below. If a counterparty’s creditworthiness declines, the value of derivatives contracts with such counterparty can be expected to decline, potentially resulting in significant losses to the Fund or its portfolio investments. If a default, an event of default, a termination event or other similar condition or event were to occur with respect to the Fund or any of the investments under any derivative instruments, the relevant derivative counterparty may generally terminate all transactions with the Fund or such investment potentially resulting in significant losses to the Fund or such investment, as the case may be.

Suitable hedging or other derivative instruments may not be available at a reasonable cost. Participants in the swap and other derivative markets are generally not required to make continuous markets in the derivative instruments in which they trade. Participants could also refuse to quote prices for derivatives contracts or could quote prices with an unusually wide spread. Disruptions can also occur in any market in which the Fund or any of its issuers trades due to unusually high trading volume, political intervention or other factors. A reduction or absence of price transparency or liquidity could increase the margin requirement under the relevant transactions and may result in significant losses or loss of liquidity to the Fund and its issuers. There is no limitation on daily price movements on these instruments. The imposition of controls by governmental authorities might also limit such trading to less than that which the Investment Manager would otherwise recommend, to the possible detriment of the Fund. Market illiquidity or disruption could result in significant losses to the Fund.

Derivative instruments may also embed varying degrees of leverage. Accordingly, the leverage offered by trading in derivative instruments may magnify the gains and losses experienced by the Fund or the relevant portfolio investment. Thus, like other leveraged investments, a derivatives trade may result in losses in excess of the amount invested. Any increase in the amount of leverage applied will increase the risk of loss due to the amount of additional leverage applied. Also, swap agreements tend to shift the investment exposure from one type of investment to another. Depending on how they are used, swap agreements may increase or decrease the overall volatility of the Fund or the relevant portfolio investment. If a swap agreement calls for payments by the Fund or a portfolio investment, the Fund or such portfolio investment must be prepared to make such payments when due. In addition, if a counterparty’s creditworthiness declines, the value of swap agreements with such counterparty can be expected to decline, potentially resulting in losses to the Fund or such portfolio investment.

Furthermore, counterparties to the Fund or the relevant portfolio investment may be subject to capital and other requirements as a “swap dealer” or “major swap participant” which may increase their costs of doing business, a portion of which increase may be passed on to the Fund or such portfolio investment. Persons deemed to be swap dealers or major swap participants are required to register with the CFTC as such and would be subject to a number of regulatory requirements, such as specific recordkeeping, back-office and reporting requirements, margin collection requirements for swaps that are not cleared, capital requirements, disclosure obligations, specific compliance obligations and special obligations to governmental entities. While it is unlikely that the Fund or the relevant portfolio investment would be subject to these requirements, the requirements will likely apply to many of the Fund’s or the portfolio investment’s counterparties, which may increase the cost of trading swaps through increased fees to offset the counterparties’ trading and compliance costs. On the other hand, the Fund and its issuers may trade in certain swaps or derivative instruments with unregistered and unregulated entities and therefore may not benefit from protections afforded to counterparties of registered and regulated swap entities.

Pursuant to certain exemptions from the CFTC regulations, neither the General Partner nor the Investment Manager expects to be required to register, nor will it be registered, with the CFTC or the National Futures Association. In the event that the General Partner and/or the Investment Manager cannot avail themselves of the relevant exemptions under the CFTC regulations, the General Partner and/or the Investment Manager will be required to register with the CFTC. Failure to register may result in severe penalties and could have a material adverse effect on the Fund.

In addition to CFTC-imposed speculative position limits, the Fund’s swap counterparties may limit the size or duration of positions available to the Fund as a consequence of credit or other considerations. Position limits set the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. Pursuant to the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the CFTC has implemented regulations for federal speculative position limits in 25 core commodity futures and option contracts and their economically equivalent futures, options and swaps as well as aggregation rules and exemptions therefrom. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. Other position limits may be in place with respect to certain exchange-traded derivatives. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect the Fund’s operations and profitability.

Pursuant to the Dodd-Frank Act, the CFTC, the SEC and other prudential regulators have finalized margin requirements for uncleared over-the-counter derivatives. Although the regulations include limited exemptions from margin requirements for so-called “nonfinancial end-users,” the Fund and its issuers may not be able to rely on such exemptions. It is anticipated, however, that some issuers will constitute “end-users” and therefore will be exempt from the margin requirements described above. Uncertainty remains regarding the application of post-financial crisis swaps legislation (including the Dodd-Frank Act and the regulations adopted thereunder) and, consequently, the full impact that such legislation ultimately will have on the Fund and its issuers’ derivative instruments is not fully known to date.

The investment techniques related to derivative instruments are highly specialized and may be considered speculative. Such techniques often involve forecasts and complex judgments regarding relative price movements and other economic developments. The success or failure of these investment techniques may turn on small changes in exogenous factors not within the control of issuers, the General Partner, the Investment Manager or any of the Fund’s portfolio investments. For all the foregoing reasons, while the Fund may benefit from the use of derivatives and related techniques, such instruments can expose the Fund and its investments to significant risk of loss and may result in a poorer overall performance for the Fund than if it had not entered into such transactions.

Credit Derivative Transactions. As part of its investment program, the Fund may enter into credit derivative transactions. Credit derivatives are transactions between two parties which are designed to isolate and transfer the credit risk associated with a third party (the “reference entity”). Credit derivative transactions in their most common form consist of credit default swap transactions under which one party (the “credit protection buyer”) agrees to make one or more payments in exchange for the other party’s (the “credit protection seller”) obligation to assume the risk of loss if an agreed-upon “credit event” occurs with respect to the reference entity. Credit events are specified in the contract and are intended to identify the occurrence of a significant deterioration in the creditworthiness of the reference entity (e.g., a default on a material portion of its outstanding obligations or a bankruptcy or, in some cases, a restructuring of its debt). Upon the occurrence of a credit event (and, in the case of auction-settled transactions, in connection with the auction process), credit default swaps may be cash settled (either directly or by way of an auction) or physically settled (either directly or by way of an auction). If the transaction is cash settled, the amount payable by the credit protection seller following a credit event will usually be determined by reference to the difference between the nominal value of a specified obligation of the reference entity and its market value after the occurrence of the credit event (which sometimes may be established in an industry-wide auction process). If the transaction is physically settled, the credit protection buyer will deliver an obligation of the reference entity that is either specified in the contract or the general characteristics are described therein to the credit protection seller in return for the payment of its nominal value.

Credit derivatives may be used to create an exposure to the underlying asset or reference entity, to reduce existing exposure or to create a profit through trading differences in their buying and selling prices. The Fund or its issuers may enter into credit derivatives transactions as a protection buyer or seller.

Where the Fund is a credit protection buyer, the Fund will only receive a payment if a credit event occurs. If the credit default swap purchased by the Fund expires without the occurrence of a credit event, the Fund will not receive any payment. From the perspective of the credit protection buyer, the value of such a credit default swap is most likely to improve if the market perceives that the credit risk associated with the reference obligor has increased. The Investment Manager has significant experience in evaluating credit risk; however, such experience has been focused primarily on attempting to minimize credit risk that would adversely affect the value of obligations held in portfolios managed by the Investment Manager. Where the Fund is the purchaser of credit default protection, the Fund is exposed to the risk that the credit protection seller may fail to satisfy its payment obligation to the Fund following a credit event. The failure of such a counterparty to perform may cause the Fund’s hedging strategies, to the extent that they involve the purchase of credit default protection, to be less effective or ineffective. As discussed above, with respect to certain credit index transactions, a central clearinghouse will serve as the Fund’s counterparty.

Where the Fund is a credit protection seller, it will have a contractual relationship only with the credit protection buyer, and not with the reference entity unless a termination (in whole or in part) of the contract prior to such contract’s scheduled maturity date (in the event of a credit event) occurs with respect to any such reference entity, physical settlement applies and the credit protection seller delivers an asset referenced by the credit default swap (a “reference asset”) to the Fund. Other than in the event of such delivery, the Fund generally will have no right directly to enforce compliance by the reference entity with the terms of any reference asset and the Fund will not have any rights of set-off against the reference entity. In addition, the Fund generally will not have any voting or other consensual rights of ownership with respect to any reference asset. The Fund also will not directly benefit from any collateral supporting any referenced asset and will not have the benefit of the remedies that would normally be available to a holder of such reference asset.

In the event of the bankruptcy or insolvency of the credit protection seller, the Fund will be treated as a general unsecured creditor of such seller, and will not have any claim of title with respect to the reference asset. Consequently, the Fund will be subject to the credit risk of the credit protection seller, as well as that of the reference entity. As a result, concentrations of credit default swaps entered into with any one credit protection seller will subject the Fund to an additional degree of risk with respect to defaults by such seller as well as by the respective reference entities.

Pricing of credit derivative transactions depends on many variables, including the pricing and volatility of the common stock of the reference entity, market value of the reference entity’s obligations and potential loss upon default by the reference entity on any of its obligations, among other factors. As such, there are many factors upon which market participants may have divergent views, including the market’s perception of the credit risk associated with the reference obligor.

Investments in Convertible Securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or a different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective.

Hedging Transactions. The Fund or the issuers of financial instruments that it holds may utilize a variety of financial instruments such as shorts, derivatives, options, swaps, caps and floors and forward contracts, both for investment purposes and for risk management purposes in order to: (i) protect against possible changes in the market value of the Fund’s or any such issuer’s investment portfolio resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect the Fund’s or any such issuer’s unrealized gains in the value of the Fund’s or such issuer’s investment portfolio; (iii) facilitate the acquisition or sale of any such investments; (iv) establish a position as a temporary substitute for other securities; (v) enhance or preserve returns, spreads or gains on any investment in the Fund’s or any such issuer’s portfolio; (vi) hedge the interest rate or currency exchange rate on any of the Fund’s or any such issuer’s liabilities or assets; (vii) protect against any increase in the price of any securities the Fund or any such issuer anticipates purchasing at a later date; or (viii) for any other reason that the General Partner deems appropriate.

Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of such positions decline, but establishes other positions designed to gain from those same developments, thus mitigating the decline in the portfolio positions’ value. Such hedging transactions also limit the opportunity for gain if the value of the portfolio position should increase. Moreover, it may not be possible for the Fund or the issuers of financial instruments that it holds to hedge against an exchange rate, interest rate or security price fluctuation that is so generally anticipated that the Fund or any such issuer is unable to enter into a hedging transaction at a price sufficient to protect its assets from the decline in value of the portfolio positions anticipated as a result of such fluctuations.

The Fund or the issuers of financial instruments that it holds are not required to attempt to hedge portfolio positions and, for various reasons, may determine not to do so. Moreover, the Fund is not obligated to hedge against fluctuations in the value of the Fund’s portfolio positions as a result of changes in market interest rates or any other developments. Furthermore, the Fund or any such issuer may not anticipate a particular risk so as to hedge against it. While such hedging transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Fund or any such issuer may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, commodities prices, currency exchange rates or other events related to hedging activities may result in a poorer overall performance for the Fund or such issuer than if the Fund or such issuer had not entered into such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio position being hedged may vary. For a variety of reasons, the Fund or any such issuer may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Such imperfect correlation may prevent the Fund or such issuer from achieving the intended hedge or expose the Fund or such issuer to risk of loss. The successful utilization of hedging and risk management transactions requires skills complementary to those needed in the selection of the Fund’s or such issuer’s portfolio holdings. Moreover, it should be noted that a portfolio will always be exposed to certain risks that cannot be hedged, such as credit risk (relating both to particular securities and counterparties), “liquidity risk” and “widening” risk.

For certain investment-related hedging transactions, it can be advantageous for counterparties to trade solely with a single Apollo Client. For these transactions, it is anticipated that the Fund and/or other Apollo Clients enter into subsequent back-to-back trade confirmations or other similar arrangements with the relevant Apollo Client. Where a party owing under such an arrangement does not have resources to pay its liability, the other party or parties will bear more than its or their pro rata share of the relevant loss. In certain circumstances where the Fund participates in a portfolio investment alongside other Apollo Clients, the Fund may bear more than its pro rata share of relevant expenses related to such portfolio investment, including, but not limited to, as the result of such other Apollo Client’s insufficient reserves or inability to call capital contributions to cover expenses. It is not expected that the Fund or other Apollo Clients will be compensated for agreeing to be primarily liable vis-a-vis a third-party counterparty. Further, one or more Affiliated Service Providers could be engaged to provide services and earn fees and seek reimbursement of expenses in connection with any such hedging arrangements.

Uncertainty of Financial Projections. The Investment Manager will generally invest in issuers on the basis of financial projections for such issuers. Projections are forward-looking statements and are based upon certain assumptions. Projected operating results will normally be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions that the Investment Manager believes are reasonable at the time that the projections are developed. Projections are subject to a wide range of risks and uncertainties, however, and there can be no assurance that the actual results may not differ materially from those expressed or implied by such projections. Moreover, the inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of an issuer to realize projected values. General economic conditions, which are not predictable, can also have a material adverse impact on the reliability of such projections.

Regulatory Capital Trades. The Fund may utilize regulatory capital trades by taking on the risks associated with potential bank losses in exchange for a fee. After engaging in such a trade, in the event of a default, the Fund could lose some or all of its investments. The risk generally remains the same even if the bank involved in the relevant trade is insured.

Use of Derivatives and Other Specialized Techniques - Options. The Fund or its portfolio investments may buy or sell (write) both call options and put options (either exchange-traded or over-the-counter in principal-to-principal transactions), and when it writes options it may do so on a “covered” or an “uncovered” basis. The risk of writing a call is theoretically unlimited unless the call option is “covered.” A call option is “covered” when the writer owns the underlying assets in at least the amount of which the call option applies. The Fund’s options transactions may be part of a hedging tactic (i.e., offsetting the risk involved in another securities position) or a form of leverage, in which the Fund has the right to benefit from price movements in a large number of securities with a small commitment of capital. These activities involve risks that can be large, depending on the circumstances. When the Fund buys an option, a decrease (or inadequate increase) in the price of the underlying security in the case of a call, or an increase (or inadequate decrease) in the price of the underlying security in the case of a put, could result in a total loss of the Fund’s investment in the option (including commissions). When the Fund sells (writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price.

Total Return Swaps. The Fund and/or issuers may utilize customized derivative instruments, such as a TRS, to receive synthetically the economic attributes associated with an investment in a security or financial instrument or a basket of securities or financial instruments. TRS allow investors to gain exposure to an underlying instrument without actually owning the instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to an investor in exchange for a floating rate payment. A TRS may be a leveraged investment in the underlying instrument. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, swaps may need to be renewed as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that the Fund and/or an issuer, as applicable, would be able to obtain suitable replacement providers. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. There may be circumstances in which the Investment Manager would conclude that the best or only means by which the Fund and/or an issuer could make a desirable investment is through the use of such derivative structures. The Fund and/or its issuers may be exposed to certain risks should the Investment Manager use derivatives as a means to implement synthetically its investment strategies. If the Fund and/or an issuer enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a pre-determined period of time. During such period, the Fund and/or such issuer, as applicable may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Fund and/or such issuer, as applicable, will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Fund’s performance in a materially adverse manner. In the event the Fund and/or an issuer, as applicable, seeks to participate through the use of such synthetic derivative instruments, it may not acquire any voting interests or other shareholder rights that would be acquired with a direct investment in the underlying securities or financial instruments. Accordingly, the Fund and/or such issuer may not be able to participate in matters submitted to a vote of the shareholders or other holders of record. In addition, the Fund and/or such issuer, as applicable, may not receive all of the information and reports to shareholders that it would receive with a direct investment. Further, the counterparty to any such customized derivative instrument will be paid structuring fees and ongoing transaction fees, which will reduce the investment performance of the Fund and/or such issuer, as applicable. Finally, certain aspects of the U.S. federal income tax treatment of such customized derivative instruments are uncertain and, if the U.S. federal income tax treatment of such instruments is successfully challenged by the IRS, a Limited Partner’s after-tax return from its investment may be adversely affected.

Synthetic Investment Instruments. The Fund or its portfolio investments may utilize customized derivative instruments, such as TRS, to receive synthetically the economic attributes associated with an investment in a security or financial instrument or a basket of securities or financial instruments. There may be circumstances in which the Investment Manager would conclude that the best or only means by which the Fund could make a desirable investment is through the use of such derivative structures. The Fund may be exposed to certain risks should the Investment Manager use derivatives as a means to implement synthetically its investment strategies. If the Fund enters into a derivative instrument whereby it agrees to receive the economic return of an individual security or financial instrument or a basket of securities or financial instruments, it will typically contract to receive such returns for a predetermined period of time. During such period, the Fund may not have the ability to increase or decrease its exposure. In addition, such customized derivative instruments are expected to be highly illiquid and it is possible that the Fund will not be able to terminate such derivative instruments prior to their expiration date or that the penalties associated with such a termination might impact the Fund’s performance in a materially adverse manner. In the event the Fund seeks to participate through the use of such synthetic derivative instruments, the Fund may not acquire any voting interests or other shareholder rights that would be acquired with a direct investment in the underlying securities or financial instruments. Accordingly, the Fund may not be able to participate in matters submitted to a vote of the shareholders. In addition, the Fund may not receive all of the information and reports to shareholders that the Fund would receive with a direct investment. Further, the Fund will pay the counterparty to any such customized derivative instrument structuring fees and ongoing transaction fees, which will reduce the investment performance of the Fund. Finally, certain aspects of the U.S. federal income tax treatment of such customized derivative instruments are uncertain and, if the Fund’s U.S. federal income tax treatment of such instruments is successfully challenged by the IRS, a Limited Partner’s after-tax return from its investment in the Fund may be adversely affected.

Limited Nature of Rating. In general, the ratings issued by nationally recognized rating organizations represent the opinions of these agencies as to the quality of securities that they rate. These ratings may be used by the Investment Manager as initial criteria for the selection of portfolio securities. Such ratings, however, are relative and subjective; they only evaluate the credit risk with respect to payment of principal and interest. Such ratings are not absolute standards of quality and they do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue to timely reflect subsequent events. Further, with respect to MBS, such ratings do not represent any assessment of the likelihood that future prepayment experience will differ from prepayment assumptions or historical prepayment rates. Hence, such ratings will not address the possibility that prepayment rates higher or lower than anticipated by an investor may cause such investor to experience a lower than anticipated yield. Credit rating agencies can change their methods of evaluating credit risk and determining ratings. These changes could occur quickly and often. While the Fund could give some consideration to ratings assigned to any debt investments in which they invest or otherwise assigned to other instruments issued by any issuer in which they invest, such ratings could not be indicative of the actual credit risk of the Fund’s investments in rated instruments or related investments.

Disposition of Investments Held by a Special Purpose Vehicle. The Investment Manager or an affiliate thereof may serve as the controlling person of a Special Purpose Vehicle formed for the purpose of holding and subsequently liquidating assets of the Fund. There can be no assurance that the Investment Manager will be able to sell or otherwise dispose of all or any portion of the assets held by any such Special Purpose Vehicle in a timely manner, if at all, or at prices that reflect the value of such assets.

Duration of Investment Positions. The Investment Manager may not know, except in the case of certain options or derivatives positions which have pre-established expiration dates, the maximum-or even the expected (as opposed to optimal)-duration of any particular position at the time of initiation. Similarly, the intended or expected duration of an equity investment may be unclear at the time the investment is made and may change over time. The length of time for which a position is maintained may vary significantly, based on the Investment Manager’s subjective judgment of the appropriate point at which to liquidate a position or otherwise dispose of an investment so as to augment gains or reduce losses. Many of the Fund’s transactions may involve acquiring related positions in a variety of different instruments or markets at or about the same time. Frequently, optimizing the probability of being able to exploit the pricing anomalies among these positions requires holding periods of significant length-sometimes many months to a year or more. Actual holding periods depend on numerous market factors which can both expedite and disrupt price convergences. There can be no assurance that the Fund or any issuer of financial instruments that it holds will be able to maintain any particular position, or group of related positions, for the duration required to realize the expected gains, or avoid losses, from such positions.

Spread Widening Risks. For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities in which the Fund invests may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Fund invests.

Financial Market and Interest Rate Fluctuations. General fluctuations in the market prices of securities and interest rates could affect the value of the investments held by the Fund. Volatility and instability in the securities markets could also increase the risks inherent in the Fund’s investments. The ability of companies or businesses in which the Fund may invest to refinance debt securities may depend on their ability to sell new securities in the high-yield debt or bank financing markets. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate instruments) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates like the current period of rising interest rates in response to recent persistent inflation in the United States, will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Fund may experience increased interest rate risk to the extent it invests, if at all, in lower-rated instruments, debt instruments with longer maturities, debt instruments paying no interest (such as zero coupon debt instruments) or debt instruments paying non-cash interest in the form of other debt instruments.

Recently, numerous governments and their agencies have implemented interest rate policies designed to restore price stability in the face of inflationary pressures by increasing the underlying federal interest rate (or corresponding rate of the applicable jurisdiction). There can be no assurances of how long the period of rising interest rates will last or how high interest rates will become in response to such inflationary pressures. In addition, as a result of such increasing interest rates, reserves held by banks and other financial institutions in bonds and other debt securities have faced and could continue to face a significant decline in value relative to deposits and liabilities which, coupled with general economic headwinds resulting from a changing interest rate environment, has created and could continue to cause liquidity pressures at such institutions, as evidenced by the recent bank runs involving several banks, causing some to be placed into receivership. As a result, certain sectors of the credit markets could experience significant declines in liquidity, and it is possible that the Investment Manager, and/or the management and other personnel of the investments owned by the Fund, will not be able to manage this risk effectively. It is yet to be determined how these bank runs will fully impact other financial instruments and broader economy, as well as the overall performance of the Fund and its investments.

Default and Recover Rates and Other Debt Securities. There are varying sources of statistical default and recovery rate data for loans and other debt securities and numerous methods for measuring default and recovery rates. The historical performance of the credit market or the leveraged loan market is not indicative of future results.

Uncertain Exit Strategies. Due to the illiquid nature of many of the investments which the Fund expects to make, the Investment Manager is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given core position. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors. The larger the transaction in which the Fund is participating, the more uncertain the Fund’s exit strategy tends to become.

Confidential Information. As a holder of loans, the Fund may be entitled to receive material, non-public information regarding borrowers which may limit the ability of Apollo’s funds and accounts, under applicable securities laws, to trade in the public securities of such borrowers, including the borrowers’ high-yield bonds. The Fund anticipates that, to avoid such restriction, it may elect not to receive such non-public information. In situations where the Fund decides to receive such information, it may seek to discontinue receiving non-public information concerning the borrower under a loan when it is disclosed by such borrower that the borrower will issue high-yield bonds in the near future. As a result, the Fund, at times, may receive less information regarding such a borrower than is available to the other investors in such borrower’s loan, which may result in the Fund’s taking actions or refusing to take actions in a manner different than had it received such non-public information.

Counterparty Risk. A number of the markets in which the Fund or any of its portfolio investments may effect its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Fund or such portfolio investments to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund or such portfolio investment to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Fund has concentrated its transactions with a single or small group of counterparties. The Fund is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. The ability of the Fund to transact business with any one or number of counterparties, the potential lack of transparent information to enable meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

Reliance on Corporate Management and Financial Reporting. Many of the strategies implemented by the Fund rely on the financial information made available by the issuers in which the Fund invests. The Investment Manager has no ability to independently verify the financial information disseminated by the issuer in which the Fund invests and is dependent upon the integrity of both the management of these issuers and the financial reporting process in general.

Broker, Dealer or Custodian Insolvency. The Fund’s assets may be held in one or more accounts maintained for the Fund by its prime brokers or at other brokers or with one or more custodians, which may be located in various jurisdictions. Such prime brokers, local brokers and custodians, as brokerage firms, custodians or commercial banks, may be subject to various laws and regulations in various jurisdictions that are designed to protect their customers in the event of their insolvency. However, the practical effect of these laws and their application to the Fund’s assets are subject to substantial limitations and uncertainties. Because of the large number of entities and jurisdictions involved and the range of possible factual scenarios involving the insolvency of a prime broker or custodian or any of their respective sub-custodians, agents or affiliates, or a local broker, it is impossible to generalize about the effect of their insolvency on the Fund and its assets. Investors should assume that the insolvency of any of the prime brokers or such other service providers would result in a loss to the Fund, which could be material.

Certain Risks Relating to Investments in Non-U.S. Jurisdictions

Economic and Political Risks. There is often a high degree of government regulation in non-U.S. economies, including in the securities markets. Action by such governments may directly affect foreign investment in securities in those countries and may also have a significant indirect effect on the market prices of securities and of the payment of dividends and interest.

Changes in policy with regard to taxation, fiscal and monetary policies, repatriation of profits, and other economic regulations are possible, any of which could have an adverse effect on private investments. Non-U.S. economies may differ favorably or unfavorably from the U.S. economy with regard to the rate of growth of gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments.

Governments in countries outside of the United States participate to a significant degree, through ownership interests or regulation, in their respective economies. Action by these governments could have a significant adverse effect on market prices of securities and payment of dividends.

Many non-U.S. countries have undergone a substantial political and social transformation and there can be no assurance that the economic, educational and political reforms necessary to complete political and economic transformation will continue. The state of development of certain political systems outside of the United States makes them susceptible to changes and potential weakening from economic hardship and social instability. In certain non-U.S. countries, the extent of the success of economic reform is difficult to evaluate. Information on these economies is often contradictory or absent. In certain countries, much of the workforce remains under-employed or unemployed. Continued unemployment could hinder the ability of various governments to keep deficit spending in check.

Changing political environments, regulatory restrictions, and changes in government institutions and policies outside of the United States could adversely affect private investments. Civil unrest, ethnic conflict or regional hostilities may contribute to instability in some countries outside of the United States. Such instability may impede business activity and adversely affect the environment for foreign investments. The Fund does not intend to obtain political risk insurance. Actions in the future of one or more non-U.S. governments could have a significant effect on the various economies, which could affect market conditions, prices and yields of securities in the Fund’s portfolio. Political and economic instability in any of the countries outside the United States in which the Fund invests could adversely affect the Fund’s investments.

Laws of Other Jurisdictions Where the Fund is Marketed. Interests in the Fund may be marketed in various jurisdictions in addition to those more specifically addressed elsewhere in this Annual Report. In order to market Interests in the Fund in certain jurisdictions (or to investors who are citizens of or resident in such jurisdictions), the Fund, the General Partner, the general partner of the other Parallel Funds, Apollo and their respective affiliates will be required to comply with applicable laws and regulations relating to such activities. Compliance may involve, among other things, making notifications to or filings with local regulatory authorities, the Fund, the General Partner, Apollo and their respective affiliates or the Interests with local regulatory authorities or complying with operating or investment restrictions and requirements, including with respect to prudential regulation. Compliance with such laws and regulations may limit the ability of the Fund to participate in investment opportunities and may impose onerous or conflicting operating requirements on the Fund, the General Partner, Apollo and their respective affiliates. The costs, fees and expenses incurred in order to comply with such laws and regulations, including related legal fees and filing or registration fees and expenses, will be borne by the Fund and may be substantial. For the avoidance of doubt, if the Fund, the General Partner, the Investment Manager or any of their respective affiliates is required to register in a particular non-U.S. jurisdiction solely in connection with the offering of interests in the Fund, or to clear subscription through a local broker-dealer or agent under applicable non-U.S. law, any fees, costs or expenses related thereto will be treated as Organizational Expenses and will not be treated as placement fees or expenses. In addition, if the Fund, the General Partner, Apollo and their respective affiliates were to fail to comply with such laws and regulations, any or all of them could be subject to fines or other penalties, the cost of which typically would be borne by the Fund.

Legal Infrastructure. Investment in non-U.S. securities involves considerations and possible risks not typically involved with investment in the securities of U.S. issuers, including changes in applicable laws, changes in governmental administration or economic or monetary policy (in the United States or elsewhere) or changed circumstances in dealings between nations. The application of non-U.S. tax laws (e.g., the imposition of withholding taxes on dividend or interest payments) may also affect investment in non-U.S. securities, and no credit may be available in the United States for any taxes paid in any non-U.S. jurisdiction. Higher expenses may result from investment in non-U.S. securities than would result from investment in U.S. securities because of the costs that must be incurred in connection with conversions between various currencies and non-U.S. brokerage commissions that may be higher than in the United States. Non-U.S. securities markets also may be less liquid and more volatile.

Laws affecting international investment and business continue to evolve, although at times in an uncertain manner that may not coincide with local or accepted international practices. Laws and regulations, particularly those concerning foreign investment and taxation, can change quickly and unpredictably. Inconsistencies and discrepancies among the vast number of local, regional and national laws, the lack of judicial or legislative guidance on unclear or conflicting laws and broad discretion on the part of government authorities implementing the laws produce additional legal uncertainties. The burden of complying with conflicting laws may have an adverse impact on the operations of the Fund.

Accounting Standards. Investments may be made in countries where generally accepted accounting standards and practices differ significantly from those practiced in the United States. The evaluation of potential investments and the ability to perform due diligence may be affected. The financial information appearing on the financial statements of a company operating in one or more non-U.S. countries may not reflect its financial position or results of operations in the way they would be reflected if the financial statements had been prepared in accordance with accounting principles generally accepted in the United States.

Non-U.S. Investments Generally. The Fund will be permitted to make investments in countries outside of the United States, some of which may prove to be unstable. Non-U.S. investments involve certain risks not typically associated with investing in the United States, including risks relating to: (i) currency exchange matters, such as fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Fund’s non-U.S. investments may be denominated and costs associated with the conversion of investment principal and income from one currency into another (see also “—Non-U.S. Currency Risks” below); (ii) the imposition or modification of foreign exchange controls; (iii) the unpredictability of international trade patterns; (iv) differences between U.S. and non-U.S. markets, including potential price volatility in, and relative illiquidity of, some non-U.S. markets; (v) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation across some countries; (vi) certain economic, social and political risks, including restrictions on non-U.S. investment and repatriation of capital, the risks of economic, social and political instability (including the risk of war, terrorism, social unrest or conflicts) and the possibility of nationalization, confiscatory taxation or expropriation of assets; (vii) the possible imposition on investors of non-U.S. taxes on income and gains recognized with respect to such non-U.S. investments (possibly directly) and the possible imposition of withholding taxes or branch taxes on earnings of the Fund from investments in such jurisdictions; (viii) different bankruptcy laws and customs; (ix) high transaction costs and difficulty in enforcing contractual obligations; and (x) less developed corporate laws and limited information regarding, among other things, fiduciary duties and the protection of investors. In addition, laws and regulations of non-U.S. countries may impose restrictions that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. The Fund’s investments may also include investments in investments issued to portfolio investments domiciled in or with operations in countries outside North America and Europe. These countries may have a short history as market economies, and investments in assets or companies in such countries may entail a higher risk than with companies in North America or Europe. The General Partner and the Investment Manager will analyze risks in the applicable non-U.S. countries before making such investments, but no assurance can be given that a change in political or economic climate, a lack of reliable and less detailed information than information typically available from U.S. investments or particular legal or regulatory risks might not adversely affect an investment by the Fund.

Chinese Growth Slowdown; Chinese Economy. China is the world’s largest economy (measured based on purchasing power parity) and the largest trading partner for many countries in the Asia Pacific region, including Australia and the Republic of Korea. The Chinese government has in recent years implemented a number of measures to control the rate of economic growth, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. In response to China’s slowing gross domestic product (“GDP”) growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. A further slowing of China’s GDP growth rate could have a systemic impact on the global economy, including throughout the Asia Pacific region. A slower, or especially negative, Chinese GDP growth, could have spillover effects in many countries in the Asia Pacific region and globally. These spillover effects may have a material negative impact on the ability of the Fund to source and execute new investment opportunities and may cause impairment to or losses in its investment portfolio.

The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies and also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China.

Political and Country Risks. The value of the Fund’s investments may be affected by changes in foreign exchange rates and controls, interest rates or government policy, as well as social and civil unrest and other political, economic and other developments, in the countries in which the Fund invests or in the region generally. Future political and economic conditions in any of those countries, and/or in countries in which portfolio investments operate or to which they have exposure, may result in its government adopting different policies with respect to foreign investment. Any such changes in policy may affect ownership of assets, taxation, rates of exchange, environmental protection, repatriation of income and return of capital, with potentially adverse effects on the Fund’s investments. Future actions of any relevant governments could have a significant effect on the relevant country’s economy, which could adversely affect private sector companies, market conditions and prices and yields of the Fund’s investments. The Fund does not intend to obtain political risk insurance. In recent years many countries have witnessed various terrorist attacks, civil unrest and other acts of violence, and it is possible that in the future such events as well as other adverse social, economic or political events in the Fund’s target markets may adversely affect the value and prospects of the Fund’s investments.

Terrorist Activities. U.S. activities in various countries and related terrorist attacks of unprecedented scope have caused instability in the world financial markets and may generate global economic instability. The continued threat of terrorism and the impact of military or other action have led to and will likely lead to increased volatility in prices for natural resources such as oil and gas and could affect the Fund’s or its issuers’ financial results. Further, the U.S. government has issued public warnings indicating that energy assets might be specific targets of terrorist organizations. As a result of such a terrorist attack or of terrorist activities in general, the Fund and its portfolio investments may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.

Non-U.S. Currency Risks. The Fund expects that its investments will ultimately be primarily denominated in U.S. dollars. The Fund may also invest, however, in instruments denominated in other currencies, including Euros, Pounds Sterling, Norwegian Kroner, Swiss Francs and other currencies around the world. Investments that are denominated in currencies other than U.S. dollars are subject to the risk from an investor’s perspective that the value of the currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Fund will incur costs in converting investment proceeds from one currency to another. The Investment Manager may, but is under no obligation to, employ hedging techniques to minimize these risks, although there can be no assurance that such strategies will be effective (see also “—Certain Risks Relating to the Fund’s Investments-Use of Derivatives and Other Specialized Techniques”). Non-U.S. prospective investors should note that the Interests are denominated in U.S. dollars. Prospective investors subscribing for Interests in any country in which U.S. dollars are not the local currency should note that changes in the value of foreign exchange between the U.S. dollar and such currency may have an adverse effect on the value, price or income of the investment to such prospective investors. There may be foreign exchange regulations applicable to investments in non-U.S. currencies in certain jurisdictions.

Environmental Matters. Ordinary operation or the occurrence of an accident with respect to a portfolio investment could cause major environmental damage, personal injury or property damage, which may result in significant financial distress to such portfolio investment, even if covered by insurance. In addition, persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by those persons. Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities. Such laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of environmental contamination and may impose joint and several liability (including amongst the Fund, other Apollo Clients and the applicable portfolio investment) or liabilities or obligations that purport to extend to (and pierce any corporate veil that would otherwise protect) the ultimate beneficial owners of the owner or operator of the relevant property or operating company that stand to financially benefit from such property’s or company’s operations. The Fund (and its Partners) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments. Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen. Community and environmental groups may protest about the development or operation of issuer assets, which may induce government action to the detriment of the Fund. New and more stringent environmental or health and safety laws, regulations and permit requirements, or stricter interpretations of current laws, regulations or requirements, could impose substantial additional costs on a portfolio investment, or could otherwise place a portfolio investment at a competitive disadvantage compared to other companies, and failure to comply with any such requirements could have an adverse effect on a portfolio investment. Environmental liabilities are generally not limited under such laws and could exceed the value of the relevant property and/or aggregate assets of the responsible party. Even in cases where the Fund is indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities. If these liabilities were to arise with respect to the Fund or its portfolio investments, the Fund might suffer significant losses and incur significant liabilities and obligations. The having or exercise of control or influence over a portfolio investment could expose the assets of the Fund, its Partners, the General Partner, the Investment Manager and their respective affiliates to claims by such portfolio investment, its security holders and its creditors and regulatory authorities or other bodies. While the General Partner intends to manage the Fund to minimize exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether such laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio investments and the Fund and its Partners. Moreover, it is possible that, when evaluating a potential investment, the General Partner or the Investment Manager may choose not to pursue or consummate such investment, if any of the foregoing risks may create liabilities or other obligations for any of the Fund, the General Partner, the Investment Manager or any of their respective affiliates, partners or employees.

Climate-Related Risks. Extreme weather events and other climate-related risks, as well as climate-related laws, regulations or interpretations of existing laws and an increasing focus on sustainability-related issues, could result in significantly increased operating and capital costs and could reduce demand for the products and services of certain issuers of financial instruments. The Fund may acquire issuers that are located in areas that are subject to extreme weather events and other climate-related risks and, as such, there may be significant physical effects of extreme weather events and other climate-related risks that have the potential to have a material effect on the Fund’s business and operations. Physical impacts of extreme weather events and other climate-related risks may include: increased storm intensity and severity of weather (e.g., floods or hurricanes); wildfires; sea level rise; and extreme temperatures. For example, certain climate models indicate that changes in global temperatures may result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for issuers in areas subject to severe weather. Such potential climate-related changes could damage issuers’ physical infrastructure, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.

Moreover, certain governmental regulatory agencies may enact more restrictive environmental regulations. Laws and regulations exist or are under development that seek to regulate the emission of “greenhouse” gases (“GHGs”) such as methane and CO2. Proposed approaches to further regulate GHG emissions include establishing GHG “cap and trade” programs, increased efficiency standards and incentives or mandates for pollution reduction, use of lower-carbon energy sources or use of alternative fuels with lower carbon content. Adoption of any such laws or regulations could increase issuers’ costs to operate and maintain facilities and could require the installation of new emission controls, acquire allowances for GHG emissions, tax payments related to GHG emissions and administration and management of a GHG emissions program. These more restrictive regulations could materially impact the revenues and expenses of the relevant issuers.

As a result of these physical impacts from climate-related events, the Fund may be vulnerable to the following: risks of damage to the Fund’s investments; indirect financial and operational impacts from disruptions to the operations of the Fund’s portfolio investments due to severe weather or other unforeseen climate-related events; increased insurance premiums and deductibles or a decrease in the availability of coverage for issuers in areas subject to severe weather; increased insurance claims and liabilities; increase in energy cost impacting operational returns; changes in the availability or quality of water or other natural resources on which an issuer’s business depends; decreased consumer demand for issuers’ products or services resulting from changes to the environment and other physical systems; incorrect long-term valuation of an equity investment due to changing conditions not previously anticipated at the time of the investment; and economic disturbances arising from the foregoing.

Force Majeure and Expropriation Risk. Issuers of financial instruments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes). Natural disasters, epidemics and other acts of God, which are beyond the control of the Investment Manager, may negatively affect the economy, infrastructure and livelihood of people throughout the world. For example, Southeast Asia and many countries in Asia, including China, Japan,

Indonesia and Australia have been affected by earthquakes, floods, typhoons, drought, heat waves or forest fires. Disease outbreaks have occurred in Asia in the past (including severe acute respiratory syndrome, or SARS, avian flu, H1N1/09 flu and COVID-19) and are occurring globally at present, and any prolonged occurrence of infectious disease, or other adverse public health developments or natural disasters in any country related to the Fund’s investments may have a negative effect on the Fund. Resulting catastrophic losses may either be uninsurable or insurable at such high rates as to make such coverage impracticable. If such a major uninsured loss were to occur with respect to any of the Fund’s investments, the Fund could lose both invested capital and anticipated profits.

Some force majeure events may adversely affect the ability of a party (including a portfolio investment or a counterparty to the Fund or a portfolio investment) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to an issuer or the Fund of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Fund may invest specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more issuers or its assets, could result in a loss to the Fund, including if its investment in such issuer is canceled, unwound or acquired (which could be without what the Fund considers to be adequate compensation). Any of the foregoing may therefore adversely affect the performance of the Fund and its investments.

Sovereign Debt. It is anticipated that the Fund may invest in financial instruments issued by a government of an emerging markets country, its agencies, instrumentalities or its central bank (“Sovereign Debt”). Sovereign Debt may include securities that the Investment Manager believes are likely to be included in restructurings of the external debt obligations of the issuer in question. The ability of an issuer to make payments on Sovereign Debt, the market value of such debt and the inclusion of Sovereign Debt in future restructurings may be affected by a number of other factors, including such issuer’s (i) balance of trade and access to international financing, (ii) cost of servicing such obligations, which may be affected by changes in international interest rates, and (iii) level of international currency reserves, which may affect the amount of foreign exchange available for external debt payments. Significant ongoing uncertainties and exposure to adverse conditions may undermine the issuer’s ability to make timely payment of interest and principal, and issuers may default on their Sovereign Debt.

Risks Relating to Investments in the Middle East. The Fund will be permitted to make investments in issuers incorporated, headquartered or conducting business in the Middle East. In addition to the risks described in “Investments in Emerging Markets,” the ongoing conflict in the Middle East as well as the greater political and military stability of the region and any disruption of such stability could have a material adverse impact on the performance of the Fund. Social, political and military unrest, varying in degree and intensity, currently exists within and among the nations of the Middle East. A continuation or an escalation of the existing conflicts or a different outbreak of war or other hostilities in the region could have a negative impact on the Fund’s transactions and/or the portfolio investments, even with respect to issuers that are not incorporated, headquartered or primarily conducting business in the Middle East. In addition, certain other countries, as well as individual companies, may from time to time participate in a boycott of firms, products or industries having significant connections to the region and others doing business in the region. Any such boycott could have a material adverse effect on the Fund’s investments. Even absent the occurrence of any of the foregoing events, the volatility in the price of oil itself, which accounts for a significant portion of the economic output of the nations in the Middle East, as well as other geopolitical developments, will in turn contribute to volatility in the investments held by the Fund. It is likely that these risks will persist in the short and long term.

Eurozone Risks. The Fund’s investments and its investment performance will most likely be affected by economic and fiscal conditions in eurozone countries and developments relating to the euro. The deterioration of the Sovereign Debt of several eurozone countries, together with the risk of contagion to other more stable economies, exacerbated the global economic crisis. This situation raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Economic, political or other factors could still result in changes to the composition of the European Monetary Union. The risk that other eurozone countries could be subject to higher borrowing costs and face further deterioration in their economies, together with the risk that some countries could withdraw from the eurozone, could have a negative impact on the Fund’s investment activities. A reintroduction of national currencies in one or more eurozone countries or, in more extreme circumstances, the possible dissolution of the European Monetary Union cannot be ruled out. The departure or risk of departure from the European Monetary Union by one or more eurozone countries and/or the abandonment of the euro as a currency could have major negative effects on the Fund. If the European Monetary Union is dissolved entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of investors’ Interests in the Fund.

Investments in Emerging Markets. The Fund will be permitted to make investments in emerging markets such as China, India, Brazil and countries located in emerging Europe. In addition to the risks described above under “Non-U.S. Investments Generally,” investing in emerging markets involves risks and special considerations not typically associated with investing in more established economies or markets including, among other things: (i) higher dependence on exports and the corresponding importance of international trade; (ii) greater risk of inflation; (iii) inability to exchange local currencies for U.S. dollars; (iv) increased likelihood of governmental involvement in and control over the economy; (v) governmental decisions to cease support of economic reform programs or to impose centrally planned economies; (vi) less developed compliance culture; (vii) risks associated with differing cultural expectations and norms regarding business practices; (viii) longer settlement periods for transactions and less reliable clearance and custody arrangements; (ix) less developed, reliable or independent judiciary systems for the enforcement of contracts or claims; (x) greater regulatory uncertainty; (xi) maintenance of the Fund’s investments with non-U.S. brokers and securities depositories; (xii) threats or incidents of corruption or fraud; (xiii) less developed securities markets, which could result in potential price volatility and relative illiquidity; (xiv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors; (xv) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (xvi) fewer or less attractive financing and structuring alternatives and exit strategies; and (xvii) the possible imposition of local taxes (including wealth taxes) on income and gains recognized with respect to investments, all of which could adversely affect the return on the Fund and its investments.

Repatriation of investment income, assets and the proceeds of sales by investors foreign to such markets, such as the Fund, may require governmental registration and/or approval in some emerging markets. The Fund could be adversely affected by delays in or a refusal to grant any required governmental registration or approval for such repatriation or by withholding taxes imposed by emerging market countries on interest or dividends paid on financial instruments held by the Fund or gains from the disposition of such financial instruments. In emerging markets, there is often less government supervision and regulation of business and industry practices, stock exchanges, over-the-counter markets, brokers, dealers, counterparties and issuers than in other more established markets. In emerging markets, any regulatory supervision that is in place may be subject to manipulation or control. Some emerging market countries do not have mature legal systems comparable to those of more developed countries. Moreover, the process of legal and regulatory reform may not be proceeding at the same pace as market developments, which could result in investment risk. Legislation to safeguard the rights of private ownership may not yet be in place in certain areas, and there may be the risk of conflict among local, regional and national requirements or authorities. In certain cases, the laws and regulations governing investments in securities may not exist or may be subject to inconsistent or arbitrary application or interpretation. Both the independence of judicial systems and their immunity from economic, political or nationalistic influences remain largely untested in many countries. The Fund may also encounter difficulties in pursuing legal remedies or in obtaining and enforcing judgments in non-U.S. courts.

Risks Associated With Investments in Securities Indexed to Value of Foreign Equity Services. Investments in securities indexed to the value of foreign equity securities involve risks associated with the securities markets in those countries, including the risk of volatility in those markets, governmental intervention in those markets and cross-shareholdings in companies in certain countries. Foreign companies are subject to accounting, auditing and financial reporting standards and requirements different from those applicable to U.S. reporting companies.

CFIUS and National Security/Investment Clearance Considerations. Certain investments by the Fund, including those that involve the acquisition of a business connected with or related to or that implicates national security, critical technology or critical infrastructure or the collection or storage of sensitive data, could be subject to review and approval by the CFIUS, non-U.S. national security/investment clearance regulators, the U.S. Department of Treasury administering the Outbound Investment Security Program or other regulators (each, an “FDI Regulator”), depending on the beneficial ownership and control of interests in the Fund, as well as access to information and other rights regarding the Fund’s investments.

Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect, which prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. Together, these regulations may affect the Fund’s business and operations. In the event that restrictions are imposed on any existing investment by the Fund due to the non-U.S. status of a Limited Partner or group of Limited Partners or other related CFIUS, national security or other regulatory considerations, the General Partner may require such Limited Partner(s) to withdraw from the Fund. In the event that restrictions are imposed on any existing investment by the Fund due to the non-U.S. status of a Limited Partner or group of Limited Partners or other related CFIUS, national security or other regulatory considerations, the General Partner may require such Limited Partner(s) to withdraw from the Fund or restrict such Limited Partner(s) ability to invest in any such investment. In the event that an FDI Regulator reviews one or more of the Fund’s proposed or existing investments, there can be no assurances that the Fund will be able to maintain, or proceed with, such investments on terms thereto. FDI Regulators may seek to impose limitations on or prohibit one or more of the Fund’s investments. Such limitations or restrictions may prevent the Fund from maintaining or pursuing investments, which could adversely affect the Fund’s performance with respect to such investments (if consummated) and thus the Fund’s performance as a whole. Many of the Limited Partners are expected to be non-U.S. investors, which increases both the risk that investments may be subject to review by an FDI Regulator, and the risk that limitations or restrictions will be imposed by an FDI Regulator on the Fund’s investments. In the event that restrictions are anticipated to be imposed on any investment by the Fund due to the non-U.S. status of a Limited Partner or group of Limited Partners or other related CFIUS, or national security or other regulatory considerations, the General Partner could choose to exclude such Limited Partner(s) from participating in such investment, or implement a structure for such investment that results in different instruments being held by or for the benefit of such investors, which could result in such investors receiving all or a portion of any distributions relating to such investment in a different manner, or on different timing, than other investors or the General Partner (including in respect of its incentive allocation).

The General Partner will also have authority to restrict information otherwise required to be provided to Limited Partners to the extent necessary or desirable to address CFIUS, national security or other regulatory considerations. A Limited Partner may not be permitted to transfer all or any part of its Interest to a person that gives rise to CFIUS, national security or other regulatory considerations with respect to the Fund or actual or potential investments. CFIUS published two final regulations to implement the changes that the Foreign Investment Risk Review Modernization Act of 2018 made to CFIUS’s jurisdiction and processes on January 13, 2020 which took effect on February 13, 2020, and could increase the number of transactions involving the Fund that would be subject to CFIUS review and investigation and the timing and substantive risks described above. The outcome of CFIUS’s process may be difficult to predict, and there is no guarantee that, if applicable to a portfolio investment, the decisions of CFIUS would not adversely impact the Fund’s investment in such entity. However, there can be no assurance that any restrictions implemented on any such Limited Partner or any such group of Limited Partners will allow the Fund to maintain, or proceed with, any investment.

If the Fund is investing in issuers for which approval by an FDI Regulator is being sought, the Fund and a governmental entity might address perceived threats to national security or other relevant concerns through mitigation measures, such as contractual undertakings with such governmental entity, board resolutions and proxy agreements. Such measures may include the disclosure of certain identifying information relating to some or all of the relevant investors to the applicable regulator and/or, in certain circumstances, filing requirements being imposed on one or more relevant investors and/or co-investors. The time it takes to negotiate any such measures or the length of the review process of an FDI Regulator could place the Fund at a competitive disadvantage to purchasers not subject to review by an FDI Regulator. Such mitigation measures could also effectively impose significant operational restrictions on the Fund, the portfolio investments, the General Partner, the Investment Manager or their affiliates, partners or employees. Should approval by an FDI Regulator be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and the Fund will have to bear the costs and expenses relating to such unconsummated investment, in addition to the risk that disadvantageous conditions may be imposed. Moreover, it is possible that, when evaluating a potential portfolio investment, the General Partner or the Investment Manager may choose not to pursue or consummate such portfolio investment, if any of the foregoing risks may create liabilities or other obligations for any of the Fund, the General Partner, the Investment Manager or any of their respective portfolio companies, affiliates, partners or employees.

Fraudulent Conveyance Considerations. Various laws enacted for the protection of creditors may apply to certain investments that are debt obligations, although the existence and applicability of such laws will vary from jurisdiction to jurisdiction. For example, if a court were to find that the borrower did not receive fair consideration or reasonably equivalent value for incurring indebtedness evidenced by an investment and the grant of any security interest or other lien securing such investment, and, after giving effect to such indebtedness, the borrower (i) was insolvent; (ii) was engaged in a business for which the assets remaining in such borrower constituted unreasonably small capital; or (iii) intended to incur or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could invalidate such indebtedness and such security interest or other lien as fraudulent conveyances, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower (including to the Fund) in satisfaction of such indebtedness or proceeds of such security interest or other lien previously applied in satisfaction of such indebtedness. In addition, if an issuer in which the Fund has an investment becomes insolvent, any payment made on such investment may be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on an investment are voidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient or from subsequent transferees of such payments. To the extent that any such payments are recaptured from the Fund, the resulting loss will be borne by the Fund.

Emerging markets jurisdictions may or may not have remedies such as fraudulent conveyance or preference. The lack of such remedies, however, could also have a material adverse effect on the Fund if issuers in which it is invested are not able to recapture payments that otherwise would have been paid out to creditors such as the Fund if such remedies were available.

Certain Risks Relating to Certain Regulatory and Tax Matters

Investment Company Act Considerations. The Fund currently intends to rely upon the exclusion from the definition of “investment company” set out in Section 3(c)(7) of the Investment Company Act. Reliance on Section 3(c)(7) of the Investment Company Act requires, among other things, that each purchaser be a “qualified purchaser.” A “qualified purchaser,” as such term is defined in the Investment Company Act, including the rules and regulations thereunder, includes a natural person who owns not less than $5 million in investments or a company, acting for its own account or the accounts of other qualified purchasers, that owns and invests on a discretionary basis not less than $25 million in investments, and certain trusts. The Fund’s subscription agreements and the Partnership Agreement will contain representations and restrictions on transfer designed to assure that the foregoing conditions are met. Further, Apollo intends to operate such that none of the Fund or any of the other Partnerships will be required to register as investment companies under the Investment Company Act.

If the Fund is required to register as an investment company under the Investment Company Act, the Fund would become subject to substantial regulation with respect to its capital structure (including the ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit the Fund’s ability to make certain investments and require it to significantly restructure its business plan, which could materially adversely affect the Fund’s NAV and its ability to pay distributions to Holders.

Certain Reporting Obligations Not Applicable to Private Companies. Apollo IG Core has filed a registration statement with the SEC voluntarily to establish Apollo IG Core as a reporting company under the Exchange Act, which registration statement automatically became effective. As a result, Apollo IG Core is subject to regulations not applicable to private companies, such as the Exchange Act and provisions of the Sarbanes-Oxley Act.

Accordingly, Apollo IG Core is required to comply with all periodic reporting and other applicable requirements under the Exchange Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect Apollo IG Core.

Apollo IG Core is Subject to the Sarbanes-Oxley Act and the Related Rules and Regulations Promulgated by the SEC. Management may be required to report on Apollo IG Core’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time Apollo IG Core files its second annual report on Form 10-K. Apollo IG Core is required to review on an annual basis its internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in its internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact Apollo IG Core’s financial performance and its ability to make distributions. This process also will result in a diversion of the management’s time and attention. Apollo IG Core cannot be certain of when its evaluation, testing and remediation actions will be completed or the impact of the same on its operations. In addition, Apollo IG Core may be unable to ensure that the process is effective or that its internal controls over financial reporting are or will be effective in a timely manner. In the event that Apollo IG Core is unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, Apollo IG Core may be adversely affected.

Apollo IG Core’s independent registered public accounting firm will not be required to attest to the effectiveness of its internal control over financial reporting until there is a public market for its Interests, which is not expected to occur.

Enhanced Scrutiny and the Regulation of the Private Funds Industry. As private equity firms and other alternative asset managers have become more influential participants in the U.S. and global financial markets and the economy generally, and as the private funds industry and the reach of transactions consummated by its participants have continued to grow, the private funds industry has become subject to enhanced political, governmental and regulatory scrutiny around the globe. This increased scrutiny was particularly acute during the 2008 global financial crisis, over the course of which the business practices and economic incentives of private industry participants were viewed by certain political, governmental and regulatory commentators as contributing to the market and economic volatility that ultimately resulted in the crisis. This enhanced scrutiny has prompted governmental and public action with respect to the private funds industry and its practices. For example, in October 2020, U.S. Senate Democrats introduced a bill known as the Stop Wall Street Looting Act, which is intended, among other things, to limit the ability of private equity fund portfolio companies from taking on borrowing in certain circumstances, to set the tax rate for carried interest at the higher earned income rates and to levy a 100% tax on fees received from portfolio companies. The passage of such bill in its current or similar form likely would have a material adverse effect on the Fund and Apollo.

In addition, numerous non-U.S. governments, including many based in Europe, have modernized financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and the registration of, private equity and hedge funds. See “—The Alternative Investment Fund Managers Directive” below.

In addition, as a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets. There has been an active debate both nationally and internationally over the appropriate extent of regulation and oversight of private investment funds and their managers. Any changes in the regulatory framework applicable to the Fund may impose additional expenses, require the attention of senior management or result in limitations in the manner in which the Fund’s business is conducted.

This enhanced oversight and regulation, and the need for significant additional rule-making by various governmental bodies, has created uncertainty in the financial markets and, in particular, the private funds industry. Many of the regulators to which the Fund, the General Partner, the Investment Manager or their respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members, as the case may be. Even if an investigation or proceeding were not to result in a sanction or the sanction imposed against the Fund, the General Partner, the Investment Manager or their respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of any such sanction could harm the Fund, the General Partner, the Investment Manager or their respective affiliates’ reputations which may adversely affect the Fund’s investment performance by hindering its ability to obtain favorable financing or consummate a potentially profitable investment. There is also a material risk that regulatory agencies in the United States and beyond will continue to adopt burdensome new laws or regulations (including tax laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, as the U.S. and global economies continue to struggle to improve. Any such events or changes could occur during the life of the Fund and may adversely affect the Fund and its ability to operate and/or pursue its investment strategies. Such risks are often difficult or impossible to predict, avoid or mitigate in advance.

In addition, as alternative asset managers are, or are perceived to be, influential participants in the U.S. and global financial markets and economy generally, the private funds industry has been subject to criticism by some politicians, regulators and market commentators. In Germany, for example, U.S. and U.K. private equity firms are perceived by some as being responsible for high levels of domestic unemployment. There have been similar concerns expressed in other European countries. Various U.S. federal, state and local agencies have been examining the role of placement agents, finders and other similar private funds service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information. Furthermore, elements of organized labor and other representatives of labor unions have embarked on a campaign targeting private equity firms on a variety of matters of interest to organized labor, including with respect to affording favorable treatment or significant deference to organized labor and labor unions in dealings with issuers of financial instruments. There can be no assurance that the foregoing will not have an adverse impact on the Fund, the General Partner, the Investment Manager, Apollo or any of their respective affiliates or otherwise impede the Fund’s activities.

The current U.S. regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. Regulation generally, as well as regulation more specifically addressed to the private funds industry, including tax laws and regulation, could increase the cost of acquiring, holding or divesting of investments in issuers, the profitability of enterprises and the cost of operating the Fund. There can be no assurance that any such enhanced scrutiny will not have an adverse impact on the Fund or not otherwise impede the Fund’s activities.

Developments in the Structured Credit Markets and Their Broader Impact. Declines in the market value of ABS and MBS, especially those backed by subprime mortgages, were associated with significant market events resulting in the financial crisis of the late 2000s and the subsequent regulatory and market responses to the financial crisis. Increasing credit and valuation problems in the subprime mortgage market generated extreme volatility and illiquidity in the markets for issuers directly or indirectly exposed to subprime mortgage loans. This volatility and illiquidity extended to the global credit and equity markets generally, and, in particular, to the high-yield bond and loan markets, exacerbated by, among other things, uncertainty regarding the extent of problems in the mortgage industry and the degree of exposure of financial institutions and others, decreased risk tolerance by investors and significantly tightened availability of credit. Except for agency RMBS, and despite modest increases in non-agency RMBS issuance, the market for RMBS has not significantly recovered (relative to the pre-financial crisis market) from these conditions and it is difficult to predict if or when the non-agency RMBS market will recover from such conditions. If the structured credit markets continue to face uncertainty or to deteriorate, then the Fund may not be presented with sufficient investment opportunities in ABS and MBS, which may prevent the Fund from successfully executing investment strategies in such investments. Moreover, further uncertainty or deterioration in the structured credit markets could result in further declines in the market values of or increased uncertainty with respect to such investments made or considered by the Fund, which could require the Fund to dispose of such investments at a loss while such adverse market conditions prevail.

The Alternative Investment Fund Managers Directive. The European Union Alternative Investment Fund Managers Directive (“AIFMD”), as transposed into national law, regulates, and imposes regulatory obligations in respect of, the marketing in the EEA or the U.K. to EEA or U.K. investors by alternative investment fund managers (“AIFMs”) (whether established in the EEA or elsewhere) of alternative investment funds (“AIFs”) (whether established in the EEA or elsewhere). However, marketing in member states of the EEA (the “EEA Member States”) and the U.K. is generally subject to registration of the AIF with the local financial services regulator. AIFs established or marketed under AIFMD must, at least, comply with onerous regulatory reporting obligations and other requirements including, in some circumstances, when they are marketed in certain EEA Member States, additional obligations are imposed such as the requirement to appoint a depositary to perform a range of functions, including custody of certain assets, cash flow monitoring and certain fund administration activities. Fees for depositary services could be significant. To the extent that any Parallel Fund is marketed in the EEA or the U.K., these fees, as well as the cost of complying (or facilitating compliance) with registration, reporting, transparency and other obligations under the AIFMD, will be borne by the whole Fund (including all Parallel Funds comprising the Fund) and will be charged for the life of the Fund. Interests will not be made available to any retail investors (within the meaning of EU Regulation (EU) No 1286/2014 as transposed into national law within the EEA or the U.K.).

In addition, in certain circumstances where an AIF established, managed or marketed in the EEA or the U.K. invests in certain companies with their registered office in an EEA Member State or the U.K., the so-called “anti-asset stripping rules” under the AIFMD heavily restrict the extent to which the Fund (and any other Parallel Fund that may be marketed in the EEA or the U.K.) can redeem its investment in an EEA or U.K. investee companies in the first two years after acquiring such an interest by prohibiting the AIFM from facilitating, supporting or instructing any dividend distribution from this EEA or U.K. investee company, or a capital reduction, share redemption and/or the acquisition of the own shares of this EEA or U.K. investee company, and by obliging the AIFM to use its best efforts to prevent these activities from occurring. Transparency requirements also apply to the AIFM on acquiring interests in such investee companies. These requirements could have cost and return implications for the Fund, and any other Parallel Fund established as an EEA AIF and/or marketed in the EEA or the U.K., and avoiding investments that might trigger such requirements could restrict the investment opportunities available to the Fund.

The AIFMD could therefore have an adverse effect on the Fund by, among other things, increasing the regulatory burden and costs of marketing to and accepting EEA or U.K. investors into any Parallel Fund established as an EEA AIF and/or marketed in the EEA or the U.K., doing business in EEA Member States or the U.K., imposing extensive disclosure obligations on certain issuers with their registered offices in EEA Member States or the U.K. and restricting the ability to pay dividends, reduce capital, redeem shares and/or acquire the own shares of certain issuers with their registered offices in EEA Member States or the U.K., so potentially disadvantaging the Fund as an investor in private companies located in EEA Member States or the U.K., when compared to competitors which may not be subject to the requirements of the AIFMD.

This may restrict the Fund’s ability to make investments in such EEA or U.K. companies. The Fund’s co-investment in an issuer could subject the entire issuer to the requirements and restrictions of the AIFMD. This could limit the Fund’s investment opportunities, including co-investment opportunities with other Apollo Clients. To the extent that the participation of the Fund or any investor in the Fund (or any Parallel Fund or the investors in such Parallel Fund) in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of AIFMD or other law, rule or regulation that could have an adverse impact on any participating investor in such investment opportunity, Apollo may determine to modify some or all of the terms of such investment opportunity or to exclude the Fund or any such investor in the Fund (or such Parallel Fund or the investors in such Parallel Fund) from participating in such investment opportunity.

The AIFMD could also limit the Fund’s investment opportunities, as well as result in the Fund being subject to conflicting regulatory requirements in the U.S., the U.K. and the EEA. Such restrictions and/or conditions may also result in the restructuring of the Fund and/or its respective relationships with service providers and are likely to increase the ongoing costs borne, directly or indirectly, by the Fund.

Many of the provisions of the AIFMD are subject to interpretation and implementation by each EEA Member State or the U.K., and some require further clarification, with the result that it is difficult to predict the precise impact of the AIFMD on the Fund. Any regulatory changes arising from the transposition of the AIFMD into national law by each EEA Member State or by the U.K. that impair the ability to manage the investments of the Fund and any Parallel Fund may materially adversely affect the Fund’s ability to carry out its investment approaches and achieve its investment objectives.

AIFMD II. Directive (EU) 2024/957 (known as “AIFMD II”), amending the AIFMD as it applies in the EEA, entered into force on April 15, 2024. EEA Member States now have two years to transpose the AIFMD II rules into national law, meaning that they will apply from April 16, 2026 (with some rules subject to a transitional period). The AIFMD II rules introduce significant changes to the existing regulatory regime including, among other things, those relating to loan origination, delegation, liquidity management, depositaries, disclosure and reporting. More specifically, there are a number of amendments which could adversely affect the Fund’s ability to achieve its investment objectives, as well as the ability of the Fund to conduct its operations, including but not limited to: concentration limits, limits on lending to connected entities, risk retention requirements, and mandated liquidity management mechanisms. Most loan origination provisions apply to all AIFs which originate loans, but most significantly, Article 16(2a) requires AIFs which engage in significant loan origination (referred to as “loan-originating AIFs”) to be closed-ended structures, unless the EEA AIFM can demonstrate that its liquidity risk management system is compatible with its investment strategy and redemption policy. A “loan-originating AIF” is defined in AIFMD II as an AIF (i) whose investment strategy is mainly to originate loans or (ii) where the notional value of the AIF’s originated loans represents at least 50% of its NAV. The national implementation of this Article 16(2a) or similar measures, could curtail the Fund from making investments which constitute loan origination in the future.

Fund, General Partner and Investment Manager Registration. The Fund will not be registered under the Investment Company Act. The Investment Company Act provides certain protections to investors in registered investment companies and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to the Fund. Consequently, Limited Partners will not be afforded these protections. Furthermore, while Apollo Global Securities, LLC (an affiliate of Apollo) (“AGS”) is registered with the SEC as a broker-dealer, neither the General Partner nor the Investment Manager is registered as a broker-dealer under the Exchange Act, or with the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, consequently, are not subject to the record-keeping and specific business practice provisions of the Exchange Act or the rules of FINRA.

The Investment Manager is deemed to be registered under the Advisers Act. For this purpose, it is included as a “relying adviser” in the Form ADV filed by ACM, an affiliate of the Investment Manager, as “filing adviser” in accordance with SEC staff guidance. As an investment adviser registered under the Advisers Act, the Investment Manager will be obligated to periodically file Form PF with the SEC. Registered advisers are subject to substantial regulatory reporting and recordkeeping requirements regarding their investment advisory business. Compliance with these reporting and recordkeeping requirements will require the expenditure of Investment Manager resources and the attention of certain Apollo personnel who also have responsibilities on behalf of the Fund and to Apollo generally.

In addition to the foregoing, as an investment adviser registered under the Advisers Act, the Investment Manager will be required to periodically file Form PF with the SEC. Form PF requires the Investment Manager to report on matters such as exposures by asset class, geographical concentration, turnover and, in certain cases, leverage, risk profile and liquidity. Form PF filing requirements may be burdensome and may consume significant time and resources from both the Investment Manager and the Fund.

Other Regulatory Considerations. The Fund and/or the Investment Manager also may be subject to regulation in jurisdictions in which the Fund and the Investment Manager engage in business. Because the Fund’s business is dynamic and is expected to change over time, the Fund may be subject to new or additional regulatory constraints in the future.

This Annual Report cannot address or anticipate every possible current or future regulation that may affect the Investment Manager, the Fund or their businesses. Such regulations may have a significant impact on Limited Partners or the operations of the Fund, including restricting the types of investments the Fund may make, preventing the Fund from exercising its voting rights with regard to certain investments requiring the Fund to disclose the identity of its investors or their beneficial owners, or otherwise. The Investment Manager may, in its sole discretion, cause the Fund to be subject to such regulations if it believes that an investment or business activity is in the Fund’s interest, even if such regulations may have a detrimental effect on one or more Limited Partners.

Each prospective investor is urged to consult with its own adviser as to the advisability and tax consequences of an investment in the Fund.

Commodities Exchange Act. Pursuant to an exemption from the CFTC regulations, neither the General Partner nor the Investment Manager expects to be required to register, and neither will register, with the CFTC as a commodity pool operator (“CPO”). As a result, unlike a registered CPO, neither the General Partner nor the Investment Manager is required to provide prospective pool participants with a disclosure document containing certain CFTC-prescribed disclosures or to provide certified annual reports to participants in the pool. Among other things, CFTC Regulation 4.13(a)(3) requires the filing of a claim of exemption with the U.S. National Futures Association. It is also required that at all times either: (i) the aggregate initial margin and premiums required to establish commodity interest positions do not exceed 5% of the liquidation value of the Fund’s portfolio; or (ii) the aggregate net notional value of the Fund’s commodity interest positions does not exceed 100% of the liquidation value of the Fund’s portfolio and further that all pool participants are required to be accredited investors or certain other qualified investors. In addition, the CFTC Regulations require the General Partner to annually reaffirm its reliance on the exemption pursuant to CFTC Regulation 4.13(a)(3). If the Fund’s portfolio will not satisfy those requirements in the future, as an alternative to the exemption from registration as a CPO, the General Partner or Investment Manager may register as a CPO with the CFTC and avail itself of certain disclosure, reporting and record-keeping relief under CFTC Rule 4.7. Accordingly, an investor in the Fund must also be a “qualified eligible person,” as that term is defined under the CFTC Rule 4.7.

The Investment Manager is exempt from registration as a commodity trading advisor (“CTA”) pursuant to the exemption set forth in Section 4m(3) of the U.S. Commodity Exchange Act of 1936, as amended. If the General Partner or the Investment Manager is not able to meet the requirements with respect to the exemptions from registration and there is no other exemption available, the General Partner or the Investment Manager may be required to register with the CFTC as a CPO or CTA. See also “—Certain Risks Relating to the Fund’s Investments—Use of Derivatives and Other Specialized Techniques.”

Regulation and Enforcement; Litigation. The increasing attention to private investment funds has prompted additional governmental and public attention to the investment funds industry and its practices. Regulation generally, as well as regulation more specifically addressed to the investment funds industry, including tax laws and regulation, whether in the U.S. or outside the U.S., could adversely impact the profitability and the cost of operating the Fund. Additional regulation could also increase the risk of third-party litigation. The nature of the business of the Fund exposes the Fund, the General Partner and the Investment Manager generally to the risks of third-party litigation. Apollo has, historically, been subject to such litigation. Under the Partnership Agreements, the Fund will generally be responsible for indemnifying the General Partner, the Investment Manager and related parties for costs they may incur with respect to such litigation not covered by insurance.

Additionally, investing in distressed assets such as non-performing loans can be a contentious and adversarial process. It is by no means unusual for participants to use the threat of, as well as actual, litigation as a negotiating technique. The Investment Manager anticipates that the Fund or any of its special purpose vehicles may be named a defendant in civil proceedings. The expense of defending against such claims and paying settlements or judgments will be borne by the Fund and this would reduce the Fund’s net assets. The Indemnified Persons will be indemnified by the Fund in connection with such litigation, subject to certain conditions.

Valuations and Changing Accounting Standards. The valuation of the assets of the Fund will affect the Fund’s reported performance. Although the valuation of the Fund’s investments will be performed in accordance with the terms of Apollo’s valuation policies (as amended from time to time to reflect market practice, regulatory requirements, or other factors it deems appropriate in Apollo’s sole and absolute discretion), certain of the Fund’s investments will generally be investments for which there is no, or a limited, liquid market and the fair value of such investments may not be readily determinable. There is no assurance that the value assigned to an investment at a certain time will accurately reflect the value that will be realized by the Fund upon the eventual disposition of the investment and the performance of the Fund could be adversely affected if such valuation determinations are materially higher than the value ultimately realized upon the disposition of the investment.

Specifically, for purposes of financial reporting that is compliant with GAAP, the Fund is required to follow the requirements for valuation set forth in Accounting Standards Codification 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly, Financial Accounting Standards No. 157, “Fair Value Measurements”), which defines and establishes a framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to Fair Value Measurements. Additional Financial Accounting Standards Board

(“FASB”) statements and guidance and additional provisions of GAAP that may be adopted in the future may also impose additional, or different, specific requirements as to the valuation of assets and liabilities for purposes of GAAP-compliant financial reporting. Except as described below, Apollo will apply ASC 820 and other relevant FASB statements and guidance to the valuation of the Fund’s assets and liabilities. In particular, Apollo intends to apply the ASC 820 requirement that the fair value of an asset must reflect any restrictions on the sale, transfer or redemption of such asset-a requirement that may result in the imposition of a discount when determining the fair values of assets that are subject to such restrictions.

ASC 820 and other accounting rules applicable to investment funds and various assets in which they invest are subject to change. Such changes may adversely affect the Fund. For example, changes in the rules governing the determination of the fair market value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair market value. This may in turn increase the costs associated with selling assets or affect their liquidity due to the inability to obtain a third-party determination of fair market value.

Notwithstanding the foregoing, the General Partner may determine in certain instances to assign to a particular asset or liability a different value under the terms of the Partnership Agreements than the value assigned to such asset or liability for financial reporting purposes (in particular, the value assigned to such asset or liability as required by GAAP). In particular, the General Partner may not apply GAAP when determining whether an asset has been disposed of (e.g., whether it has declined in value for the purposes of determining distributions).

Accordingly, investors should only expect such assets or liabilities to be valued in accordance with GAAP for purposes of preparing the Fund’s GAAP-compliant audited financial statements. Otherwise, except as expressly required by the terms of the Partnership Agreements, the General Partner may assign such assets or liabilities a different value for all other purposes (including, without limitation, for purposes of allocating gains and losses), without regard to any GAAP requirements relating to the determination of fair value.

European Market Infrastructure Regulation. The European Market Infrastructure Regulation (“EMIR”) introduced certain requirements in respect of derivative contracts, which apply to varying degrees to entities established in the EU (and in certain cases to those established outside of the EU), regardless of whether they are transacting with counterparties established in the EU or outside of the EU. Broadly, EMIR’s requirements in respect of derivative contracts are: (i) the “clearing obligation,” i.e., the mandatory clearing of OTC derivative contracts declared subject to the EMIR clearing obligation; (ii) the “risk mitigation requirements,” i.e., the risk mitigation techniques in respect of uncleared OTC derivative contracts; (iii) the “reporting requirement,” i.e., the reporting and record-keeping requirements in respect of all derivative contracts, and (iv) a margin posting obligation for OTC derivative contracts not subject to clearing. The application of these requirements is dependent on both the EMIR classification of the counterparties as “financial counterparties” (“FCs”) or “non-financial counterparties” (“NFCs”) and the volume of OTC derivatives activity of a given FC or NFC (including where relevant any group entities) measured against certain prescribed “clearing thresholds.” FCs and NFCs whose OTC derivatives activity is below the relevant thresholds (so-called “Small FCs” and “NFC-s” respectively) are exempted from the EMIR mandatory clearing obligation. All other FCs, NFCs whose activity exceeds the clearing thresholds (“NFC+s”) and any FC or NFC that chooses not to make the relevant calculation of OTC derivatives activity against the clearing thresholds are subject to the EMIR mandatory clearing obligation. The relevant calculation against those clearing thresholds and where applicable, the application of the clearing obligation differs between FCs and NFCs. For so long as an entity remains an NFC-, it is exempted from the EMIR clearing obligation and certain additional risk mitigation requirements such as the posting of collateral.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also, to a limited extent, by MiFID II (see “—Regulatory Risks Connected with the Regulations Applying to the Provision of Investment Services and Activities” below). The majority of the obligations under MiFID II entered into force across the EU on January 3, 2018, and from that date MiFID II commodity derivative position limits took effect. However, similarly to EMIR itself, a number of the MiFID II requirements are still being phased in over time. This includes the so called “mandatory trading obligation,” being the requirement for certain EMIR counterparty categories that are subject to the clearing obligation, to conclude transactions in certain specified classes of OTC derivatives on an EU trading venue that is subject to the requirements of MiFID II or on a third-country venue that has been assessed by the European Commission as equivalent for these purposes.

The classes of derivatives that are subject to the trading obligation are specified in “Level 2” implementing measures adopted by the European Commission, based on an assessment of whether that class is sufficiently standardized and liquid. The European Commission may only declare a class of derivatives subject to the trading obligation under MiFID II where that class has previously been declared subject to the clearing obligation under EMIR. To date, the European Commission has declared only a limited number of derivatives, consisting of certain interest rate swaps and credit default swaps, subject to the mandatory trading obligation, but it is expected that the scope of the obligation will be extended to follow those derivatives that become subject to the corresponding EMIR clearing obligation. The application date of the MiFID II mandatory trading obligation to any counterparty is dependent upon the date on which it becomes subject to the clearing obligation under EMIR for the relevant type of derivative, which in turn will depend upon the counterparty’s categorization under EMIR. For the classes of derivatives which the European Commission has initially declared subject to the trading obligation, the mandatory trading obligation has applied from January 3, 2018 for the largest or most significant counterparties. The European Securities and Markets Authority maintains a public register in relation to the mandatory trading obligation which includes full detail of the classes of derivative that are subject to the obligation and the relevant timing by counterparty category type.

It is difficult to predict the full impact of these regulatory developments at this stage. Regulatory changes arising under MiFID II, taken together with the existing requirements under EMIR and the continued phase-in of EMIR clearing (and, where relevant, margining) requirements, may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

To the extent that any Parallel Fund is an EEA AIF or is managed by an AIFM (and for the avoidance of doubt, the Fund is an EEA AIF that will be managed by an EEA AIFM), that Parallel Fund will also be an FC for the purposes of EMIR and therefore will be subject to more onerous regulation (for example, such as being subject to the clearing or margining requirements) than entities within the Fund that are NFC-s. Similar obligations (imposed by contract rather than by regulation) may apply to non-EEA entities that would be FCs (or NFC+s) were they established within the EEA where such entities trade with FCs or NFC+s established in the EEA. The cost of complying (or facilitating compliance) with these more onerous obligations under EMIR will be borne by the whole of the Fund (including all Parallel Funds comprising the Fund) and will be charged for the life of the Fund.

EU/UK Risk Retention Rules. Risk retention and due diligence requirements (the “EU/UK Risk Retention Rules”) apply under EU/UK (as appropriate) legislation in respect of various types of investors, including credit institutions, investment firms, authorized alternative investment fund managers and insurance and reinsurance undertakings (together, “Affected Investors”). Among other things, such requirements restrict an investor who is subject to the EU/UK Risk Retention Rules from investing in securitizations issued on or after January 1, 2011 (or securitizations issued before that date to which new underlying exposures are added or substituted after December 31, 2014), unless: (i) the originator, sponsor or original lender in respect of the relevant securitization (the “Risk Retention Holder”) has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures; and (ii) the investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including (a) its note position, (b) the underlying assets, and (c) (in the case of certain types of investors) the relevant sponsor or originator. Risk Retention Holders must hold the retained net economic interest throughout the life of the securitization, and cannot enter into any arrangement designed to mitigate the credit risk in relation thereto. Failure to comply with one or more of these requirements could result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge.

Investments by the Fund which involve the tranching of credit risk associated with an exposure or pool of exposures are likely to be treated as “securitizations” under the EU/UK Risk Retention Rules. If such investments involve Affected Investors, the sponsor or originator of the transaction (which could be the AIFM, the Fund or a subsidiary) could be required to act as the Risk Retention Holder. This could increase the costs of such investments for the Fund and, where it acts as the Risk Retention Holder, reduce the Fund’s liquidity and prevent the Fund from entering into any credit risk mitigation in respect of such investments.

The EU/UK Risk Retention Rules have been replaced by the Securitization Regulation. The Securitization Regulation applies from January 1, 2019 (subject to certain transitional provisions regarding securitizations the securities of which were issued before January 1, 2019) and, where relevant, as transposed and retained into the national laws of the U.K. following the U.K.’s exit from the EU. Investors should be aware that there are material differences between the EU/UK Risk Retention Rules and the Securitization Regulation. For example, the Securitization Regulation imposes a direct retention obligation on sponsors and originators of securitizations. Failure by the sponsor or originator to comply with this retention obligation could result in criminal sanctions and fines of up to 10% of total annual turnover (calculated on a consolidated basis). Moreover, the Securitization Regulation expands on the types of Affected Investor to which the due diligence requirements apply. The Securitization Regulation does not explicitly provide for sanctions for failure by an Affected Investor to comply with the due diligence requirements, although sanctions or other adverse implications could apply under the relevant sectoral EU legislation governing the Affected Investor (such as the AIFMD, in the case of the AIFM). Prospective investors should be aware that the range of investment strategies and investments that the Fund is able to pursue could be limited by the Securitization Regulation, and that there could be other adverse consequences for Limited Partners and their investments in the Fund as a result of changes to the EU risk retention and due diligence requirements that have been introduced through the Securitization Regulation.

Prospective investors belonging to any category of Affected Investor should consult with their own legal, accounting, regulatory and other advisors and/or regulators to determine whether, and to what extent, the information set out in this Annual Report and in any investor report provided in relation to the Private Offering is sufficient for the purpose of satisfying their obligations under the EU/UK Risk Retention Rules, and such investors are required to independently assess and determine the sufficiency of such information. Prospective investors are themselves also responsible for monitoring and assessing changes to the EU/UK Risk Retention Rules, and any regulatory capital requirements applicable to the investor, including any such changes introduced through the Securitization Regulation.

FCPA Considerations. Apollo’s professionals and the Fund are subject to the U.S. Foreign Corrupt Practices Act of 1977 (as amended from time to time, the “FCPA”) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations. As a result, the Fund may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Fund to act successfully on investment opportunities and for issuers to obtain or retain business. In some instances, the challenges of complying with these laws are compounded by conflicts between U.S. law and local law, as when complying with U.S. sanctions law may conflict with a local blocking order.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA and penalty amounts in FCPA and sanctions cases have risen dramatically. In addition, the U.K. has significantly expanded the reach of its anti-bribery laws and other countries have become active in these areas of enforcement, especially in respect to anti-corruption. While Apollo has developed and implemented policies and procedures designed to ensure strict compliance by Apollo and its personnel with the FCPA, such policies and procedures may not be effective to prevent violations in all instances. In addition, in spite of Apollo’s policies and procedures, affiliates of the Fund’s portfolio investments, particularly in cases where the Fund or another Apollo Client does not control such portfolio investment, may engage in activities that could result in FCPA violations. Any determination that Apollo has violated the FCPA, or other applicable anticorruption laws or anti-bribery laws, could subject it to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, problems with lenders and a general loss of investor confidence, any one of which could adversely affect Apollo’s business prospects and/or financial position, as well as the Fund’s ability to achieve its investment objective and/or conduct its operations.

Pay-to-Play Laws, Regulations and Policies. A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives, employees or agents makes a contribution to certain elected officials or candidates. If the Investment Manager, the General Partner, any of their employees or affiliates or any service provider acting on their behalf fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Fund and Apollo generally, and may require the applicable Limited Partner to withdraw from the Fund.

Litigation. The General Partner anticipates that, during the term of the Fund, the General Partner, the Investment Manager and one or more of their respective affiliates (including Apollo) may be named as defendants in civil proceedings. The transactional nature of the business of the Fund exposes the Fund, the General Partner, the Investment Manager, Apollo and each of their respective affiliates generally to the risk of third-party litigation and, historically, Apollo and certain of its affiliates have been subject to such litigation. Furthermore, as discussed below under “—Certain Risks Relating to Certain Regulatory and Tax Matters—Enhanced Scrutiny and the Regulation of the Private Funds Industry,” the adoption of new or enhancement of existing laws and regulations may increase the risk of litigation still.

Any such litigation would likely have a negative financial impact on the Fund. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Fund and would reduce the Fund’s assets. The Fund will also generally be responsible for indemnifying Indemnified Persons for any losses, claims, damages or liabilities they may incur in connection with any such litigation to the extent not covered by insurance.

Insurance Coverage. The Fund is covered under Apollo’s professional liability insurance policy and does not separately maintain professional liability insurance. The Fund leverages the scale of Apollo by participating in a group professional liability insurance policy and may participate in other shared, or umbrella, insurance policies as part of a broader group of entities affiliated with Apollo. To the extent a claim arises relating to any of the insureds during a policy period that erodes some or all of the limits under Apollo’s policy, there will be less coverage, or potentially no coverage, available for all of the insureds under the policy for the remainder of the policy period. In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive and which ultimately may not result in a financial award. The General Partner may cause the Fund to purchase insurance for the benefit of the Fund, the General Partner, the Investment Manager and their employees, affiliates, agents and representatives with respect to related Fund matters. Any insurance policy purchased by or on behalf of the Fund (including policies covering the Fund, the General Partner, the Investment Manager and other funds and accounts) may provide coverage for situations where the Fund would not provide indemnification, including situations involving culpable conduct by the General Partner or the Investment Manager. Nonetheless, the Fund’s share of the fees and expenses in respect of insurance coverage will not be reduced to account for these types of situations, and for the avoidance of doubt, the unavailability of exculpation or indemnification will not preclude any Indemnified Person from recovering under any insurance policy whose cost is borne by the Fund.

SEC Investigations. There can be no assurance that the Fund, the General Partner, the Investment Manager or any of their affiliates will avoid regulatory examination and possibly enforcement actions in the future. Recent SEC enforcement actions and settlements involving U.S.-based private fund advisers have involved a number of issues, including the undisclosed (or insufficient disclosure of) allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed (or insufficient disclosure of) legal fee arrangements affording the applicable adviser with greater discounts than those afforded to funds advised by such adviser. Although Apollo believes the foregoing practices to have been common historically among private fund advisers within the U.S. private funds industry, the SEC or any other governmental authority, regulatory agency or similar body may take issue with, or in the case of insufficient disclosure regarding acceleration of certain special fees as described below, may continue to take issue with, past or future practices of Apollo or any of its affiliates as they pertain to any of the foregoing. In such instances, Apollo and/or such affiliates may be at risk for regulatory sanction. Even if an investigation or proceeding were not to result in a sanction or if the sanction imposed against Apollo were small in monetary amount, the Fund, the General Partner, the Investment Manager or their respective affiliates could be subject to adverse publicity relating to the investigation, proceeding or imposition of any such sanction.

On August 23, 2016, without admitting or denying any wrongdoing, certain affiliates of Apollo consented to the entry of an order to cease and desist from committing or causing any violations and future violations of Sections 206(2) and 206(4) of the Advisers Act and Rules 206(4)-7 and 206(4)-8 thereunder. According to the SEC order, (1) such affiliates did not, among other things, provide sufficient pre-commitment disclosure regarding the possibility of accelerating otherwise authorized fees upon termination of monitoring agreements with their portfolio investments, (2) certain affiliates of Apollo did not adequately disclose that interest from a loan from a private equity fund to its general partner would be allocated to the general partner, (3) such affiliates of Apollo did not adequately supervise a former senior partner’s expense reimbursement practices and (4) such affiliates of Apollo failed to adopt and implement policies and procedures reasonably designed to prevent violations of the Advisers Act and its rules. As part of the settlement, such affiliates of Apollo agreed to pay $37,527,000 of disgorgement and $2,727,552 of prejudgment interest to limited partners of Apollo-managed funds and a civil monetary penalty of $12,500,000 to the SEC.

On January 13, 2025, the SEC issued a settled administrative order finding that Apollo Capital Management L.P., an affiliate of the Investment Manager (“Apollo Capital Management”), willfully violated Section 204 of the Advisers Act and Rule 204-2(a)(7) thereunder. The order also found that Apollo Capital Management failed to reasonably supervise its employees within the meaning of Advisers Act Section 203(e)(6). Specifically, the order found that from at least December 2019 to January 13, 2025, certain personnel sent and received communications on platforms that were not approved for business purposes, many of which were not preserved on firm systems. In numerous instances, ACM managers themselves communicated using these unapproved communication platforms. In determining to accept ACM’s offer of settlement, the SEC considered steps undertaken by Apollo Capital Management prior to and after being approached by the SEC staff, as well as cooperation afforded the SEC staff. Apollo Capital Management also agreed to complete certain undertakings, including an internal review of its electronic communications policies and procedures. In connection with the order, Apollo Capital Management admitted the facts alleged in the order and acknowledged that its conduct violated the federal securities laws. Apollo Capital Management was (i) censured; (ii) ordered to cease and desist from committing or causing any violations and any future violations of Advisers Act Section 204 and Rule 204-2(a)(7) thereunder; and (iii) ordered to pay a penalty of $8.5 million.

There is also a risk that regulatory agencies in the United States and beyond will continue to adopt new laws or regulations (including tax laws or regulations), change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations.

Compliance Failures. Apollo and certain of its affiliates, including the Investment Manager, are regulated entities, and any compliance failures or other inappropriate behavior by them could have a material and/or adverse effect on the Fund. The provision of investment management services is regulated in most relevant jurisdictions, and the Investment Manager (and Apollo generally) must maintain its regulatory authorizations to continue to be involved both in the management of the Fund’s investments and to continue Apollo’s businesses generally. The Investment Manager’s ability to source and execute investment transactions for the Fund, and investor sentiment with respect to the Fund, could be adversely affected by negative publicity arising from any regulatory compliance failures or other inappropriate behavior by any Apollo affiliate or its investment professionals. The Fund will be responsible for indemnifying Indemnified Persons for any losses, claims, damages or liabilities that such Indemnified Persons may incur in connection with the circumstances described in this paragraph, in accordance with, and subject to the limitations set forth in, the Partnership Agreements.

Legal, Tax and Regulatory Risks. Legal, tax and regulatory changes could occur during the Fund’s term that may adversely affect the Fund or its portfolio investments. There has been, and it is possible that there will be, further involvement of governmental and regulatory authorities in financial markets around the world (see also “—Enhanced Scrutiny and the Regulation of the Private Funds Industry” above). For example, the Fund expects to make investments in a number of different industries, some of which are or may become subject to regulation by one or more governmental agencies or authorities. New and existing regulations, changing regulatory requirements and the burdens of regulatory compliance all may have an adverse effect on the performance of investments that operate in these industries.

Neither the General Partner nor the Investment Manager can predict whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can either of them predict what effect such legislation or regulation might have. There can be no assurance that new legislation or regulation, including changes to existing laws and regulations, will not have an adverse effect on the Fund’s investment performance.

Governmental Intervention. Pervasive and fundamental disruptions undergone by global financial markets may lead to extensive and unprecedented governmental intervention, including conservatorship. Such intervention may be implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, some of these interventions may be unclear in scope and application, resulting in market uncertainty that may negatively affect the efficient functioning of the markets, as well as previously successful investment strategies. It is impossible to predict whether and when such governmental intervention may occur and any such governmental intervention may affect the success of the Fund’s investment program and may cause the Fund to sustain significant loss.

The U.S. Congress, as well as the governing bodies in non-U.S. jurisdictions, periodically consider certain legislation proposing greater regulation of the private fund industry. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the Fund’s strategies. Any such regulation could also require increased transparency as to the identity of the Limited Partners.

Monetary Policy. As part of the response to the GFC, and again recently as part of the response to the COVID-19 outbreak, the Federal Reserve and global central banks, including the European Central Bank, have, in addition to other governmental actions to stabilize markets and seek to encourage economic growth, acted to hold interest rates to historic lows. More recently, however, numerous governments and their agencies have implemented interest rate policies designed to restore price stability in the face of inflationary pressures by increasing the underlying federal interest rate (or corresponding rate of the applicable jurisdiction). In March 2022, the Federal Reserve raised interest rates for the first time since 2018 and on June 1, 2022, the Federal Reserve began reducing its holdings of Treasury securities and agency mortgage-backed securities. Over the past year, rates have remained relatively stable. On June 18, 2025, the Federal Reserve’s policy-making arm, the Federal Open Market Committee, held rates steady, maintaining the federal funds rate at a range of 4.25% to 4.50%. While interest rates have since risen, it cannot be predicted with certainty when, or how, these policies will change, but actions by the Federal Reserve and other central bankers may have a significant effect on interest rates and on the U.S. and world economies generally, which in turn may affect the performance of the Fund’s investments. Further financial crises may result in additional governmental intervention in the markets. In addition, the consequences of the extensive changes to the regulation of various markets and market participants contemplated by the legislation and increased regulation arising out of the financial crisis are difficult to predict or measure with certainty.

Changes in Tax Law. The executive branch of the U.S. federal government may propose significant changes to the U.S. federal tax laws, some or all of which may be enacted. The passage of such legislation, as well as changes or modifications in existing judicial decisions, new judicial decisions, new or modified regulations, guidance, practices or positions (whether published or not) of the IRS or any other tax authority, could substantially modify the tax treatment applicable to Apollo IG Core, its investments or the Partners, possibly on a retrospective or retroactive basis. Apollo IG Core cannot predict whether or the extent to which the U.S. Congress or any other legislative body will enact new tax legislation (including increases to tax rates), whether there will be new judicial decisions, or whether the IRS or any other tax authority will issue new or modified regulations or other guidance, nor can it predict what effect such legislation or regulations might have. In addition, Congress recently enacted the One Big Beautiful Bill Act (the “OBBBA”), which made significant changes to U.S. federal income tax law. The OBBBA made permanent many provisions of the TCJA, including the individual and corporate tax rate structures, the 20% deduction for qualified business income from certain passthrough entities, and the immediate expensing of domestic research and experimental expenditures. The OBBBA also made substantial modifications to the international tax rules applicable to U.S. persons, including changes to the global intangible low-taxed income regime, the foreign-derived deduction eligible income (“FDDEI,” formerly FDII) regime, and the base erosion and anti-abuse tax. The OBBBA further increased the cap on the state and local tax deduction for certain taxpayers for tax years 2025 through 2029, and made other changes that may affect the deductibility of investment expenses and the tax treatment of certain fund-level and partner-level items. In addition, future Treasury and regulatory guidance related to the implementation of the OBBBA may change or clarify the application of these rules in material ways for Apollo IG Core, its investors and its investments. There can be no assurance that any such changes in tax law or practice, including those enacted under OBBBA, will not have an adverse effect on Apollo IG Core’s after-tax investment performance. These changes could have significant consequences to Apollo IG Core, its investments or its Partners.

Taxation on Cross-Border Transactions. Apollo IG Core and/or the Partners could become subject to additional or unforeseen taxation in jurisdictions in which Apollo IG Core operates and invests. Changes to taxation treaties (or their interpretation) between the holding jurisdictions utilized by Apollo IG Core for its investments and the countries in which Apollo IG Core invests, as well as changes in “qualifying lender” and “portfolio interest” and similar rules, relevant for Apollo IG Core’s investments could adversely affect Apollo IG Core’s ability to efficiently realize income or capital gains. Interest payments on Apollo IG Core’s investments in certain jurisdictions and certain other items of income may be subject to withholding taxes and in some cases such withholding taxes may be greater than if such Fund investments were held directly by the Partners. Although Apollo IG Core may, where possible, make its investments in a way which minimizes or eliminates withholding taxes, where relevant, there can be no guarantee that such strategies will be successful.

Phantom Income. Certain activities of Apollo IG Core are expected to give rise to taxable income to Limited Partners without receiving any cash or in excess of any cash distributions. It may be the case that a Limited Partner would have to satisfy tax liabilities arising from an investment in Apollo IG Core from other assets of such Limited Partner.

Base Erosion and Profit Shifting. Various proposals originating outside the United States could also impact the Fund or its issuers. The Organisation for Economic Co-operation and Development (“OECD”) and other government agencies in other jurisdictions continue to recommend and implement changes related to the taxation of multinational companies. In particular, the OECD recently announced an accord to set a minimum global corporate tax rate of 15%. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, although many details remain to be negotiated and resolved. Depending on how countries amend their tax laws to adopt all or part of the OECD guidelines, there may be an increase in tax uncertainty and an increase in taxes applicable to the Fund, investors or portfolio investments. The Fund cannot predict whether the U.S. Congress or any other legislative body will enact new tax legislation (including increases to tax rates), whether the IRS or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation, whether member states will implement such guidelines and to which degree, nor can it predict what effect such legislation, regulations or international guidelines might have, including any potential impact on global markets. There can be no assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on the Fund’s investment performance.

On October 5, 2015, the OECD published 13 final reports and an explanatory statement outlining consensus actions under the Base Erosion and Profit Shifting (“BEPS”) project. This project involves a coordinated multijurisdictional approach to increase transparency and exchange of information in tax matters, and to address weaknesses of the international tax system that create opportunities for BEPS by multinational companies. The reports cover measures such as new minimum standards, the revision of existing standards, common approaches which will facilitate the convergence of national practices, and guidance drawing on best practices. The outcome of the BEPS project, including limiting interest deductibility, changes in transfer pricing, new rules around hybrid instruments or entities, and loss of eligibility for benefits of double tax treaties could increase tax uncertainty and impact the tax treatment of the Fund’s earnings. This may adversely impact the investment returns of the Fund or limit future investment opportunities due to potential tax leakage.

Implementation into domestic legislation may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest.

The European Council has adopted two Anti-Tax Avoidance Directives, Council Directive (EU) 2016/1164 of 12 July 2016 laying down rules against tax avoidance practices that directly affect the functioning of the internal market (“ATAD I”) and Directive 2017/952/EU of May 29, 2017 amending ATAD I as regards hybrid mismatches with third countries (“ATAD II”) that address many of the above-mentioned issues. The measures included in ATAD I and ATAD II were already implemented into Luxembourg law on, respectively December 21, 2018 and December 20, 2019 and all of them are applicable gradually since January 1, 2019, January 1, 2020 or January 1, 2022 depending on the measure. ATAD I and ATAD II may place additional administrative burdens on Apollo’s management team or portfolio investment management to assess the impact of such rules on the investments of Apollo-managed funds and ultimately could lead to increased cost which could adversely affect profitability. ATAD I and ATAD II may also impact the investment returns of Apollo-managed funds.

On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to the Fund and could have an adverse tax impact on the Fund, investors and/or portfolio investments. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. The MLI may not have immediate effect but, rather, when it applies will depend on a number of factors, including further steps required to ratify changes to treaties according to the local law of the signatory countries and the type of tax concerned. There is a lack of certainty as to how the signatories will apply the MLI and from when. The ratification process of Luxembourg has been achieved through the law of March 7, 2019 and the deposit of the instrument of ratification with the OECD on April 9, 2019. As a consequence, the MLI entered into force on August 1, 2019. Its application per double tax treaty concluded with Luxembourg will depend on the ratification by the other contracting state and on the type of tax concerned. There are some important countries that have not yet signed including the U.S. and Brazil. As a result, significant uncertainty remains around the access to tax treaties for the investments’ holding patterns, which could create situations of double taxation and adversely impact the investment returns of the Fund.

On December 22, 2021, the European Commission published a proposal for a directive laying down rules to prevent the misuse of shell entities for improper tax purposes and amending Directive 2011/16/EU (“ATAD III”). The rules contained in ATAD III aim to target EU member state entities mainly involved in cross-border activities, having predominantly passive income flows and whose daily management and decision-making functions are outsourced (the so-called “shell entities”) and which benefit from tax advantages in accordance with a double tax treaty or similar agreement and directives. ATAD III has not yet been adopted by the EU and both EU member states and stakeholder groups have expressed concerns about the proposals as originally drafted. Although not formally republished by the European Commission, it has been widely reported that the proposal was amended in 2024 by removing the potential tax consequences of an entity being a shell entity (including the removal of the denial of (i) benefits under the EU directives referred to above, (ii) relief under deferred tax assets and (iii) tax residency certificates) with such aspects left to EU member states to implement if wished. Further discussions have been reported in 2025, including the possibility of making changes to the DAC6 (as defined below) “hallmarks” instead. The timing and scope of any adoption and implementation of ATAD III is therefore unclear. Whilst indications are that it may, if adopted at all, be limited to information exchange, and it is possible that there will be additional material changes before any such directive is enacted.

The OECD is continuing with the BEPS project with additional proposals. These approaches go beyond the original measures from the 2015 reports and may have the effect of changing the way that the tax base for the Fund and its portfolio investments is established. The impact for financial services businesses is currently unclear.

In particular, the OECD is continuing to work on a two pillar initiative, “BEPS 2.0” which is aimed at (1) shifting taxing rights (called Amount A) to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. In October 2023, the Multilateral Convention to Implement Amount A of Pillar One (“MLC”) was released with the aim of coordinating this reallocation of taxing rights. The text of the MLC is not yet open for signature. In addition, Amount B of Pillar One aims to standardize the remuneration of related party distributors that perform baseline marketing and distribution activities in a manner that is aligned with the arm’s length principle. The Amount B report is incorporated into the OECD Transfer Pricing guidelines. For in-scope structures, these measures may affect returns to the Fund and the Limited Partners. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (the “GloBE Rules”)): (i) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (ii) an Undertaxed Payment Rule, which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. The GloBE rules aim to ensure that large MNE groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate, by imposing a top-up tax whenever the effective tax rate, determined on a jurisdictional basis, is below the minimum rate of 15%. Council Directive (EU) 2022/2523 of 14 December 2022 on ensuring a global minimum level of taxation for multinational enterprise groups and large-scale domestic groups in the EU builds on the GloBE rules and targets any MNE group which has an annual revenue of EUR 750,000,000 or more, including the revenue of excluded entities, in its ultimate parent entity’s consolidated financial statements in at least two of the four fiscal years immediately preceding the tested fiscal year and with either a parent entity or a subsidiary located in an EU Member State. Certain entities are excluded from its scope, including inter alia investment entities that are ultimate parent entities and certain entities owned by these excluded entities. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.

For countries other than the U.S., the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules throughout 2022 and 2023. This includes the release in early February 2023 of further technical guidance, which comments in particular on the interaction between the model GloBE Rules and current U.S. tax law, and the release in July 2023 of further administrative guidance, which contains details of how to calculate tax for the purposes of Pillar Two.

Several aspects of the model GloBE Rules, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. An implementation plan on BEPS 2.0 was agreed in the OECD Statement of 8 October 2021 (and most recently updated on 11 July 2023 by an ‘Outcome Statement on the Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy’). Pursuant to this plan, on 20 December 2021, the OECD released Pillar Two model rules providing a template for jurisdictions to translate the GloBE rules into domestic law (and in this respect EU member states on 14 December 2022 adopted a Council Directive on ensuring a global minimum level of taxation for multinational groups and large-scale domestic groups in the EU (the “EU minimum tax directive”)), although more detail (including final rules and implementation details on Amount A of Pillar One) is still to be provided over the coming months. EU member states are required to implement the EU minimum tax directive into their domestic laws by 31 December 2023, with the IIR entering into effect for fiscal years beginning on or after 31 December 2023, and the undertaxed profit rule (“UTPR”) entering into effect for fiscal years beginning on or after 31 December 2024. The Luxembourg law of 22 December 2023 implements Directive 2022/2523 by providing for an IIR, a UTPR, and a qualified domestic minimum top-up tax rule. Most provisions apply to tax years starting on or after 31 December 2023. The provisions on UTPR in principle apply to tax years starting on or after 31 December 2024. Subject to the development and implementation of both Amount A of Pillar One and Pillar Two (including the implementation of the EU minimum tax directive by EU member states) and the details of any domestic legislation, double taxation treaty amendments and multilateral agreements which are necessary to implement them, effective tax rates could increase within the fund structure or on its investments, including by way of higher levels of tax being imposed than is currently the case, possible denial of deductions or increased withholding taxes and/or profits being allocated differently and/or penalties could be due. This could adversely affect investor returns.

It is possible that other countries or jurisdictions will implement the recommended model GloBE Rules (including either or both of the IIR or UTPR) as drafted, in a modified form, although some countries may not introduce such changes. The timing, scope and implementation of any of the potential Pillar Two provisions into the domestic law of relevant countries remains subject to significant uncertainty, and the content of existing and future OECD guidance (and its consistency with current international tax principles or with implementing legislation of relevant countries) also remains uncertain. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable by our business and the businesses of the companies in which we invest. The ultimate implementation of the BEPS project may also increase the complexity and the burden and costs of compliance and advice relating to our ability to efficiently fund, hold and realize investments, and could necessitate or increase the probability of some restructuring of our group or business operations. The implementation of the BEPS project may also lead to additional complexity in evaluating the tax implications of ongoing investments and restructuring transactions within our business. The EU has taken further steps towards tax transparency with the sixth version of the EU Directive on administration and cooperation (“DAC6”). These rules (also known as the EU Mandatory Disclosure Rules) came into force on June 25, 2018. Following the adoption of the Luxembourg law of 25 March 2020, as amended from time to time, implementing Council Directive (EU) 2018/822 of 25 May 2018 amending Directive 2011/16/EU as regards DAC6 (“DAC6 Law”), certain intermediaries and, in certain cases, taxpayers have to report to the Luxembourg tax authorities within a specific timeframe certain information on reportable cross-border arrangements. In addition, on December 31, 2020, the U.K. significantly narrowed the scope of arrangements that need to be reported in the U.K. pursuant to DAC6 (as implemented under U.K. law by the International Tax Enforcement (Disclosable Arrangements Regulations 2020 (the “U.K. Regulations”)). On 28 March 2023 new U.K. regulations (the

International Tax Enforcement (Disclosable Arrangements) Regulations 2023 (the “U.K. MDR Regulations 2023”)) came into force in the U.K. which repealed and replaced the U.K. Regulations. The U.K. MDR Regulations 2023 implement OECD Mandatory Disclosure Rules into U.K. law and require U.K. ‘intermediaries’ (as defined under OECD Mandatory Disclosure Rules), and in some cases taxpayers, to report information to HM Revenue & Customs about certain types of arrangements known as CRS avoidance arrangements and opaque offshore structures.

The DAC6 rules could require taxpayers and their advisers to report on cross-border arrangements with an EU component that bear one of the proscribed hallmarks. A cross-border arrangement will only fall within the scope of the DAC6 Law if one of the following triggering events occurs: the arrangement is made available, or is ready for implementation, or the first step of the implementation of the arrangement is taken; or aid, assistance or advice is provided with respect to designing, marketing, organizing and making available for implementation or managing the implementation of a reportable cross-border arrangement. The hallmarks are significantly broad such that a large volume of transactions within the financial services context could need to be disclosed. The reported information will be automatically exchanged by the Luxembourg tax authorities with the competent authorities of all other EU Member States. As the case may be, the Fund may take any action that it deems required, necessary, advisable, desirable or convenient to comply with the reporting obligations imposed on intermediaries and/or taxpayers pursuant to the DAC6 Law. Failure to comply with disclosure obligations can result in fines and penalties in the relevant EU jurisdiction(s) involved in the cross-border arrangement at stake. Under the DAC6 Law, late reporting, incomplete or inaccurate reporting, or non-reporting may be subject to a fine of up to EUR 250,000. DAC6 and the U.K. MDR Regulations 2023 could expose Apollo’s investment activities to increased scrutiny from European tax authorities. Furthermore, many tax authorities are unfamiliar with asset management businesses and dealing with challenges from tax authorities reviewing such information could also place additional administrative burden on Apollo’s management team or portfolio investment management and ultimately could lead to increased cost which could adversely affect profitability.

Regulatory Risks Connected with the Regulations Applying to the Provision of Investment Services and Activities. The rules applying to the provision of investment services and activities within the EEA may be subject to amendment or change in the future. A number of material changes to the applicable regulatory regime came into effect on January 3, 2018, when the recast Markets in Financial Instruments Directive (Directive 2014/65/EU (“MiFID II”)) became effective in the United Kingdom and in other EU member states. The regulatory regime applicable to the provision of investment services and activities within the EEA may evolve and develop further over time, and may be subject to future substantial changes (including, but not limited to, changes to the regulatory regime arising from or following the exit of the United Kingdom from the EU). Such amendments or changes may require the adoption of specific procedural or organizational arrangements that may affect the activities performed by the Investment Manager in relation to the Fund, or entail additional costs to be borne in the performance of the activities regulated under the Partnership Agreements. In this respect, each Limited Partner acknowledges that the entry into force of the regime provided under MiFID II and further developments in regulatory expectations and best practice under that regime, as well as any subsequent changes to the regulatory framework applying to the provision of investment services and activities, could adversely affect the ability of the Investment Manager to perform the service regulated under the Partnership Agreements.

Potential Conflicts of Interest

The Investment Manager and the General Partner are responsible for making all investment decisions, including any buy, sell and financing decisions, with respect to the Fund’s investments and its operations. The Investment Manager and the General Partner are controlled by Apollo, which has affiliates that also serve as the investment manager and general partner to a variety of other Apollo Clients, some of which have investment parameters that overlap with those of the Fund. As further discussed below, Apollo’s rights and obligations with respect to other Apollo Clients and certain economic features of the Fund give rise to a variety of conflicts of interests with respect to the Investment Manager’s and the General Partner’s management of the Fund, and it should be expected that at least some of these conflicts (if not many) will materialize over the life of the Fund. While the decisions of the Investment Manager and the General Partner will be subject to the investment objectives and guidelines set forth in the Partnership Agreement and in this Annual Report, the Investment Manager and General Partner have significant discretion in the management of the Fund and will take into account other factors, considerations and other interests in making such decisions, including their own interests or the interests of other Apollo Clients or any of their respective portfolio investments.

Apollo has conflicts of interest (or conflicting loyalties) as a result of the numerous activities and relationships of Apollo, the Fund, other Apollo Clients (as defined below) and affiliates, partners, members, shareholders, officers, directors and employees (current and former) of the foregoing, some of which are described herein. These conflicts of interest may include, but are not limited to, one or more of the following:

•
Capital Structure Conflicts: Apollo and/or another Apollo Client may hold an interest in a portfolio investment that differs from that of the Fund. In such situations, conflicts of interest will arise in connection with, among other things, (i) the nature, timing and terms of Apollo’s, the Fund’s and/or each other Apollo Client’s investments, (ii) the allocation of control and other governance rights among Apollo, the Fund and/or each other Apollo Client, (iii) the strategic objectives or timing underlying Apollo’s, the Fund’s and/or each other Apollo Client’s investments, (iv) differing disposition rights, views and/or needs for all or part of an investment among Apollo, the Fund and/or each other Apollo Client and/or (v) the resolution of any liabilities in connection with an investment among Apollo, the Fund and/or each other Apollo Client.
•
Investments with Respect to Which Other Apollo Clients and/or Apollo Affiliates May Benefit: The Fund may make investments in entities managed, sponsored or advised by Apollo affiliates. In such situations, the Fund, as an investor, will directly or indirectly bear the fees and expenses, which may include internal overhead expenses, assessed to such investor without any offset or adjustment to the fees and expenses charged by the Fund.
•
Affiliated Service Providers: The Fund will engage Affiliated Service Providers, which could include portfolio companies of Apollo or other Apollo Clients, to perform certain services or engage in financial transactions. These Affiliated Service Providers may enter into compensation arrangements with the Fund, which could incentivize them to make investments or investment decisions on behalf of the Fund that are riskier or more speculative than would be the case if such arrangements were not in effect. Moreover, Apollo, through its interest in any Affiliated Service Provider engaged by the Fund, will be subject to conflicts of interest as between its economic interest in such Affiliated Service Provider and its obligations to the Fund. None of the fees paid to such Affiliated Service Providers will be shared with the Fund.
•
APPS Consulting and Other Consultants: The Fund is responsible for the payments, fees, costs or expenses of certain services provided by APPS and industry executives, advisors, consultants and operating executives contracted or engaged by the Fund. Apollo could be subject to conflicts of interest in connection with the appointment and usage of APPS and their respective personnel, including, without limitation, because fees, costs and expenses associated with the engagement of APPS are borne by Apollo Clients (including the Fund), whereas the compensation of investment professionals employed by Apollo that are primarily involved in the investment activities of Apollo Clients and their respective portfolio companies could be borne by Apollo.
•
Allocation of Investment Opportunities: Apollo will provide investment management services to other Apollo Clients, and Apollo and/or such Apollo Clients will have one or more investment strategies that overlap or conflict with those of the Fund. Apollo is committed to allocating such opportunities in a fair and equitable manner, but there can be no guarantee this will result in the allocation of a specific investment opportunity to the Fund or that the Fund will participate in all investment opportunities falling within its investment objective.
•
Conflicts Review Agent: The General Partner may appoint one or more independent Conflicts Review Agents to review and approve certain affiliated transactions or potential conflicts of interest on behalf of the Fund and its partners. In such circumstances, the decisions of the Conflicts Review Agent will be binding on the Fund and its partners, and will not be obligated to separately seek the review or consent of the Limited Partners with respect to such matters.
•
Strategic Relationship with Atlas: Atlas, which is majority owned by an Apollo affiliate, provides asset-backed warehouse financing, forward flow and asset purchases and capital markets and distribution services to its clients and counterparties (including the Fund). There are circumstances in which conflicts of interest could arise between Atlas, Apollo and their affiliates and Apollo Clients given, among other things, an Apollo affiliate’s ownership interest in Atlas and corresponding incentive to (i) support the growth of the Atlas business and increase its expected revenue, (ii) source additional investment grade investment opportunities for Apollo affiliates and (iii) increase other economic benefits that would result from such growth and inure to the benefit of Apollo.
•
Valuation of Assets: There may be situations in which Apollo is incentivized to influence or adjust the valuation of the Fund’s assets for its own benefit. For example, the General Partner or the Investment Manager could be incentivized to employ valuation methodologies that improve the Fund’s track record and increase the NAV of investments used to determine the amount of management fees due. Apollo may also determine in certain instances to assign a particular Fund asset a different value than the value assigned to such asset for financial reporting purposes.
•
Overhead Allocation: Apollo has in-house accounting, legal, compliance, tax, administrative, operational (including portfolio and asset management), finance, risk, reporting, technology, investor servicing and other types of personnel or employees that provide support to Apollo Clients (including the Fund) on an ongoing basis. Generally, all fees, costs and expenses incurred by Apollo and benefits of such personnel or employees and other related overhead otherwise payable by Apollo in connection with services for or in respect of the Fund, its subsidiaries and its existing and potential portfolio investments, will be allocable to and borne by the Fund.

Not all potential, apparent and actual conflicts of interest are included herein and additional conflicts of interest could arise as a result of new activities, transactions or relationships commenced in the future.

The following discussion sets forth certain potential conflicts of interest that should be carefully evaluated before making an investment in the Fund. Attention is also drawn to certain risk factors (see generally “Item 1A. Risk Factors”) that refer to potential conflicts of interest. This summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that may arise during the life of the Fund. In particular, Apollo may in the future identify additional conflicts of interest that currently are not apparent to Apollo or the broader alternative investments industry, as well as conflicts of interest that arise or increase in materiality as Apollo develops new investment platforms or business lines, in connection with its merger with the Athene Group and otherwise as Apollo adapts to dynamic markets and an evolving regulatory environment. To the extent Apollo identifies conflicts of interest in the future, Apollo may, but assumes no obligation to, disclose these conflicts and their implications to Limited Partners through a variety of channels, including by way of a Form ADV, which Apollo files on an annual basis with the SEC, or in other written or oral communications to the Limited Partners more generally.

Apollo has established policies and procedures to address some types of conflicts, including, when required by or otherwise consistent with the Partnership Agreements, seeking the consent of a Conflicts Review Agent (as defined below). In most cases, however, the resolution of the conflict will depend entirely on the exercise of Apollo’s discretion in light of the relevant facts and circumstances at the time, including the immediate and long-term interests of the relevant funds. The specific weight ascribed to each of the relevant factors is a subjective judgment about which reasonable people may differ, and such judgments will remain in Apollo’s complete discretion. For the avoidance of doubt, Apollo is not required to and generally does not expect to seek Limited Partner approval to manage the conflicts of interest described herein or other potential conflicts of interest that may arise from time to time unless required by applicable law or the Partnership Agreements. Furthermore, any prohibition or restriction contained in the Partnership Agreements will apply only at the Fund level and will not apply to any transaction by an issuer or among issuers.

By acquiring an Interest, each Limited Partner will be deemed to acknowledge and agree that (i) Apollo, the General Partner, the Investment Manager and their respective affiliates are authorized to engage, without liability to the Fund or the Limited Partners, in any or all of the activities of the type or character described or contemplated in the Partnership Agreements, the risk factors above and this sub-section, whether or not such activities have or could have an effect on the Fund’s affairs or on any portfolio investment, (ii) no such activity will in and of itself constitute a breach of the Partnership Agreements or of any duty owed by any such person to the Limited Partners or the Fund and (iii) the distribution of the Partnership Agreements and this Annual Report prior to the date as of which such Limited Partner is admitted to the Fund will be deemed to constitute disclosure of all such activities provided prior to such Limited Partner making any Capital Contribution (as defined in the Partnership Agreements). To the extent that prospective investors would benefit from an independent review, such benefit is not available through Counsel (as defined below) or through the General Partner, the Investment Manager or any of their respective affiliates. Prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the conflicts involved in the Private Offering and operation of the Fund.

Expanding Scope of Apollo. The family of related entities comprising Apollo and its subsidiaries (the “Apollo Group”; provided, however, that “Apollo Group” does not include any Apollo Client (including the Fund) solely by virtue of that status or any of their respective portfolio companies or investments of the Apollo Group or of any Apollo Client) continues to expand in scope and range of activities. This creates increased opportunities for conflicts of interest, increased pressure on the allocation of investment opportunities across the platform and increased competition for the time, including conflicts of interest with respect to the devotion of time and attention of Apollo Group investment professionals who provide services in respect of the Fund and the Fund’s investments. It also creates increased opportunities for disputes, liabilities and other burdens on such investment professionals. There can be no assurance of a net benefit to the Fund, and it is possible that the expansion of the Apollo Group’s activities will yield a net detriment to the Fund.

Allocation of Investment Opportunities. An “Apollo Client” is any (i) investment fund, partnership (including the Fund), limited liability company, corporation or similar collective investment vehicle, (ii) client or the assets or investments for the account of any client, (iii) separate account for which, in each case, the General Partner, the Investment Manager or one or more of their respective affiliates acts as general partner, manager, managing member, investment adviser, sponsor or in a similar capacity and/or (iv) any person that would otherwise constitute a member of the Apollo Group. Apollo will continue to sponsor, manage or advise new Apollo Clients, whether alone or partnering with others, and will continue to maintain, develop, expand or monetize its investment and advisory and related businesses. Certain current Apollo Clients have, and certain future Apollo Clients are expected to have, investment mandates that overlap, either substantially or in part, with that of the Fund, and Apollo expects that the universe of potential investments and other activities of Apollo’s business could overlap with the investments and activities of the Fund, each of which, as a result, is expected to create conflicts of interest.

For clarification, Apollo Clients will not include (a) any alternative investment vehicle, Special Purpose Vehicle, subsidiary of the Fund, Co-Investment Entity, master, joint or commingled account or investment vehicle, joint venture or other person through which the Fund may make an investment or group of investments or (b) any issuer, portfolio investment and any portfolio company or investment of any other Apollo Client or Apollo and its subsidiaries, unless the General Partner determines in its sole discretion that such person should be treated as an Apollo Client under the circumstances.

As Apollo continues to seek additional sourcing channels for investment opportunities for the Fund and other Apollo Clients, as well as Apollo and the ACS Business, it is also anticipated that there will be opportunities for investments in various companies or businesses, including, among other financial services companies and investment advisory/management businesses, that would be allocated to Apollo (and not Apollo Clients, including the Fund) as part of developing investment sourcing opportunities for the platform, including as part of such underlying investment, a commitment to fund or otherwise contemporaneously participate in Platform Investments. The decision to allocate these types of investments, including Platform Investments, to Apollo, Athene, Athora (as defined below) and/or existing or newly-formed Apollo Clients in which Athene and/or Athora are significant and/or the sole investor(s) will take into account Apollo’s own interests, including the desire to hold these opportunities long term, create additional fee opportunities for Apollo, such as management fees, other incentive compensation arrangements and additional fees for the ACS Business and Affiliated Service Providers which directly and indirectly benefit Apollo. Any fees, costs and expenses arising from or in connection with the discovery, evaluation, investigation, development and consummation of potential Platform Investments, even in circumstances where the Fund is not invested in the relevant Platform Investment, will be considered Operating Expenses and will be borne by the Fund in accordance with Apollo’s expense allocation procedures as further discussed in “—Allocation of Expenses.”

In addition, for any such Platform Investments, to the extent the Fund participates in one or more investment opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned for the benefit of Apollo in respect of such Platform Investment, including management fees or other incentive compensation arrangements, as well as fees, other compensation or expenses paid or otherwise reimbursed to the Platform Investment in its role as an Affiliated Service Provider in respect of such sourced investment opportunity, will be treated as other fees. For investment opportunities sourced from any Platform Investment, Apollo Clients, including the Fund, could participate in such opportunities as determined by such Apollo Client’s general partner and/or investment manager and to the extent non-Apollo Clients, third-party investors or others not otherwise affiliated with the Apollo Group participate in such opportunities, the Platform Investment could cut back or otherwise reduce the size of opportunities initially allocated to Apollo Clients, including the Fund. Notwithstanding anything to the contrary herein, allocation decisions made by a Platform Investment in respect of opportunities sourced by such platform as between Apollo Clients, including the Fund, on the one hand, and other investors, on the other hand, are not subject to Apollo’s investment allocation policies and procedures, but could be subject to other policies and procedures maintained from time to time by Apollo in respect of the activities of Platform Investments that could apply in respect of such investment opportunities, including the allocation of opportunities as between Apollo Clients and members of the Apollo Group, on the one hand, and other entities, on the other hand. To the extent that the participation of the Fund or any Limited Partner in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of any law, rule or regulation that could have an adverse impact on any or all participating Apollo Clients (or underlying investors) in such investment opportunity, Apollo is authorized to exclude the Fund as a whole, or such Limited Partner, from participating in such investment opportunity (see “—Certain Risks Relating to Certain Regulatory and Tax Matters—The Alternative Investment Fund Managers Directive”). None of the Limited Partners will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Fund. It is possible that the allocation of such opportunities to Apollo rather than to Apollo Clients, such as the Fund, may occur as a result of, in connection with, or ancillary to, the allocation of investment opportunities to such Apollo Clients (e.g., where Apollo has been afforded an opportunity to invest in an alternative investment management business as a result of an investment made or proposed to be made by the Fund). Apollo is permitted to pursue opportunities for itself, other Apollo Clients and the portfolio companies of the foregoing (including Insurance Company PortCos (as defined below)), in which case such opportunities will not be shared with the Fund.

Apollo is committed to allocating investment opportunities in a manner that, over time, it deems to be fair and equitable, and has established policies and procedures to guide the determination of such allocations. Apollo’s current allocation policies and procedures have established:

(i)
the allocations committee of Apollo Asset Management, Inc. (the “AAM Allocations Committee”) to, among other things, (a) review any opportunities involving potential third-party Co-Investors or single-investment Apollo Clients and any opportunities involving a multi-strategy managed account, (b) review the actions taken by sub-committees to the AAM Allocations Committee (the “Allocations Sub-Committees”) and conflicts of interest that cannot be resolved by the Allocations Sub-Committees, and (c) if such conflicts cannot be resolved by portfolio managers or an Allocation Sub-Committee, resolve potential conflicts of interest that arise where multiple Apollo Clients hold interests (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple Apollo Clients having interests in the same tranche of an issuer or, in either case, holding different proportions in such tranches; and
(ii)
allocation guidelines on which such committees generally base their allocation decisions.

Generally, an investment opportunity will be allocated to an Apollo Client if the opportunity reasonably falls within such Apollo Client’s mandate or is otherwise deemed suitable as determined by the relevant portfolio manager, investment committee, the AAM Allocations Committee or an Allocations Sub-Committee. If an investment opportunity falls within the mandate of, or is otherwise deemed suitable for, two or more Apollo Clients and it is not possible to fully satisfy the investment interest of all such Apollo Clients, the investment opportunity generally will be allocated pro rata based on the size of each Apollo Client’s original investment interest. The size of each Apollo Client’s investment interest will be determined generally based on each Apollo Client’s available capital or NAV (or, in certain circumstances, the available capital or NAV ascribed to the applicable strategy). However, a number of additional other factors can influence allocation decisions, including: (a) the relative actual or potential exposure of any particular Apollo Client to the type of investment opportunity in terms of its existing investment portfolio; (b) the investment objective of such Apollo Client; (c) cash availability, suitability, instructions from an Apollo Client or an underlying investor, permitted leverage and available financing for the investment opportunity (including taking into account the levels/rates that would be required to obtain an appropriate return); (d) the likelihood of current income; (e) the size, liquidity and duration of the investment opportunity; (f) the seniority of loan and other capital structure criteria; (g) with respect to an investment opportunity originated by a third party, the relationships of a particular Apollo Client (or the portfolio manager) to such third party; (h) tax or accounting considerations; (i) legal or regulatory considerations; (j) supply or demand for an investment opportunity at a given price level; (k) an Apollo Client’s risk or investment concentration parameters (including parameters such as geography, industry, issuer, volatility, leverage, liability duration or weighted average life, asset class type or other risk metrics); (l) whether the investment opportunity is a follow-on investment; (m) whether the vehicle is in the process of fundraising, is open to redemptions (in which case notions of NAV and available capital can be subjectively adjusted to account for anticipated inflows or redemptions) or is close to the end of its investment period or term (for finite duration funds); (n) whether an Apollo Client’s economic exposure has been swapped to, or otherwise assumed by, one or more other parties; (o) the governing documents of an Apollo Client (which could include provisions pursuant to which an Apollo Client is entitled to receive an allocation of a certain type of an investment opportunity on a priority basis, which could result in the Fund not participating in any such investment or participating to a lesser extent); (p) avoiding allocations that could result in de minimis or odd lot investments; and (q) such other criteria as are reasonably related to a reasonable allocation of a particular investment opportunity to one or more Apollo Clients (e.g., in the case of an Apollo Client ramp-up period or when incubating a particular investment strategy or product or the investment period or term of an Apollo Client).

In determining whether an investment opportunity falls within an Apollo Client’s mandate, the relevant portfolio manager, investment committee, the AAM Allocations Committee or an Allocations Sub-Committee, as appropriate under the circumstances, will take into consideration that: (i) multiple Apollo Clients have investment objectives that overlap to greater or lesser degrees; (ii) the applicable legal documents of each Apollo Client contemplate, to greater or lesser degrees, the obligation to offer such Apollo Client investment opportunities that fall within its investment objective or mandate; (iii) Apollo endeavors to not systematically disadvantage any Apollo Client; (iv) the investment objective of a particular Apollo Client could change over time; (v) the ultimate character of an investment opportunity (i.e., its risk/reward profile) will generally not become clear before a great deal of diligence and analysis has been completed by the investment professionals pursuing such investment opportunity; (vi) investment opportunities that are outcomes of heavily negotiated transactions are capable of being structured in a variety of ways, each of which presents its own particular risk/reward profile, legal, tax, regulatory and other considerations; (vii) an Apollo Client could have more than one mandate; and (viii) the applicability of the Co-Investment Order (as defined below) to the extent applicable.

As stated above, the Fund’s entitlement to investment opportunities will be governed exclusively by Apollo’s investment allocation policies and procedures, and, notwithstanding the Fund’s targeted investment objectives, the Fund will not have any contractual entitlement representing a priority or “deal flow” allocation with respect to any specific investment opportunity, in whole or in part. Further, there are Apollo Clients that have in their respective governing documents such priority or “deal flow” allocations or covenants requiring Apollo to offer such Apollo Clients the right to participate (in whole or in part) in investment opportunities that meet their investment objectives. As such, the Fund’s entitlement to a potential investment opportunity will be subject to and burdened by such obligations, which could result in the Fund not participating in an investment opportunity at all, or to the extent that it could have participated, and to the extent the Fund participates, as disclosed in this Annual Report, the General Partner in its sole discretion will determine the structuring, treatment and other considerations applicable to such investment.

Apollo’s investment allocation policies and procedures may be revised by Apollo at any time without notice to, or consent from, the Limited Partners.

To the extent that the participation of the Fund or any investor in the Fund (or any Parallel Fund or the investors in such Parallel Fund) in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of AIFMD or other law, rule or regulation that could have an adverse impact on any participating investor in such investment opportunity, Apollo may determine to modify some or all of the terms of such investment opportunity or to exclude the Fund or any such investor in the Fund (or such Parallel Fund or the investors in such Parallel Fund) from participating in such investment opportunity.

In addition, Apollo has the discretion, including as part of efforts to develop additional investment sourcing opportunities, to cause Apollo Clients (including the Fund) to invest in third-party managed vehicles in order to access more investments that generally fall within the investment guidelines of such Apollo Clients, and Apollo could treat such investments, from an investment guidelines perspective, on a look-through basis to the underlying investments of such third-party managed vehicles even if Apollo has limited or no ability to influence portfolio management at the underlying investment level. Any fees, costs and expenses assessed at the level of such third-party managed vehicle will be borne directly or indirectly by the Fund in accordance with Apollo’s expense allocation procedures, and will not reduce or offset management fees or carried interest payable or borne by the Fund as further discussed in “—Allocation of Expenses”, and will not, for the avoidance of doubt, offset, diminish or otherwise adjust the calculation of management fees and/or carried interest at the level of the Fund.

Investments in Which Multiple Apollo Clients Participate. Increasingly, given changes in the regulatory environment for banks following the GFC, as well as structural developments in the capital markets, Apollo and Apollo Clients have opportunities to provide holistic financing solutions, which could in certain instances involve the participation of Apollo and/or multiple Apollo Clients and Co-Investors in either a single investment or a related series of investments. For example, Apollo and/or different subsets of Apollo Clients from time to time invest in different parts of the capital structure of the same issuer. These investment opportunities could be beneficial for Apollo and/or Apollo Clients, to the extent that Apollo is able to provide “one-stop shopping” financing solutions and, consequently, drive terms and increase the economics that are captured by Apollo and/or Apollo Clients, including the Fund. However, these investments could be complex, and will involve the potential for conflicts of interest, including but not limited to: (i) Apollo being incentivized to cause Apollo and/or Apollo Clients to overcommit in order to ensure the execution of such transactions; (ii) Apollo being incentivized to cause Apollo (inclusive of Syndication Entities) and/or Apollo Clients to make investments that, on a stand-alone basis, are less likely to satisfy the investment objectives of such Apollo and/or Apollo Clients, or are otherwise less attractive than other available alternatives; (iii) it being more difficult to ensure that the terms of such investments are arm’s-length, to the extent that the borrower or issuer views Apollo as a single counterparty (as opposed to a collection of Apollo and/or different Apollo Clients, whose interests are not necessarily aligned, especially when different Apollo Clients are investing in multiple tranches or series on a non-pro rata basis), and negotiates accordingly; (iv) during the term of the investment, capital structure conflicts involving Apollo and/or Apollo Clients could arise (especially in a stressed or distressed situation); and (v) the potential for Affiliated Service Providers to earn fees in connection with such investments. In order to be viewed as a credible counterparty that is capable of delivering comprehensive financing solutions without recourse to traditional third-party financial intermediaries, it is possible that Apollo will need to “speak for” the full amount of a financing in situations where Apollo (inclusive of Syndication Entities) and/or Apollo Clients could not have sufficient capacity (or demand) for the investment opportunity. In these situations, including when it is unclear at the outset of negotiating a transaction whether there is sufficient internal demand, Apollo Clients (including the Fund) and not, for the avoidance of doubt, Apollo (inclusive of Syndication Entities) could have to incur the expense of engaging either a third party or an Affiliated Service Provider, such as AGS, Apollo Global Funding, LLC (“AGF”) or a Platform Investment that is engaged in sourcing investment opportunities, in order to provide services such as identifying potential third-party investors (including potential Co-Investors), structuring the transaction so that it will be more marketable to third-party investors, preparing marketing materials, performing outreach, and executing on a syndication and sell-down strategy.

In connection with any investment opportunity where Apollo and/or two or more Apollo Clients are expected to participate (including in connection with co-investments), to the extent a deposit, commitment (financial or otherwise) or other contingency is required or otherwise viewed at the time as appropriate for the investment opportunity or transaction process, Apollo has the discretion to cause Apollo and/or one of the participating Apollo Clients, including the Fund, to make the deposit, provide the commitment or make such arrangements to support and be liable for the contingency on behalf of itself, Apollo and/or other Apollo Clients, and will take such additional steps to ensure such arrangements are ultimately shared equitably among Apollo and/or the participating Apollo Clients as Apollo determines to be reasonable. The Fund is not restricted in its ability to engage in such actions as part of structuring, negotiating, consummating, hedging (and/or entering into other derivative transactions with respect to), financing (including post-closing financing and leverage transactions) and disposing of investment opportunities.

Platform Investments. As Apollo continues to seek additional sourcing channels for investment opportunities for the Fund, other Apollo Clients, Apollo and the ACS Business, it is also anticipated that there will be opportunities for investments in Platform Investments, and the investment opportunities sourced by such Platform Investments. Any fees, costs and expenses (x) in connection with forming, organizing, maintaining, administering, operating and negotiating Platform Investments and (y) arising from or in connection with the discovery, evaluation, investigation, due diligence (including third-party due diligence), development and consummation of potential Platform Investments, even in circumstances where the Fund is not invested in the relevant Platform Investment, will be considered Operating Expenses and will be borne by the Fund in accordance with Apollo’s expense allocation procedures as further discussed in “—Allocation of Expenses” below. Fees, costs and expenses described in item (x) of the previous sentence will generally be borne by the Fund, Apollo and any other Apollo Clients participating in a Platform Investment at the time such Platform Investment is launched, and it is possible that such fees, costs and expenses will not be borne by Apollo and any other Apollo Clients (including successor funds of Apollo Clients participating at the formation stage) that later participate in such Platform Investments. The Fund, Apollo and any other Apollo Clients participating in the Platform Investment at the time such Platform Investment is launched may bear more than their proportionate share of certain fees, costs and expenses of such Platform Investment, especially any start-up costs. In addition, for any such Platform Investments, to the extent the Fund participates in one or more investment opportunities sourced by such platform (irrespective of whether any such investment is consummated), any fees earned by Apollo, Atlas or any of their respective affiliates in respect of such Platform Investment, including management fees or other incentive compensation arrangements, will not reduce any management fees paid by the Fund.

From time to time, Apollo recruits an existing or newly formed management team to pursue a new “platform” opportunity that is expected to lead to investment opportunities for Apollo and/or Apollo Clients, including the Fund. In other cases, a new Platform Investment may be formed and used to recruit an existing or newly formed management team to build such Platform Investment through acquisitions and organic growth. Finally, in order to augment the Fund team’s capabilities and diligence techniques and, in some instances, to operate or service the Fund’s investments, Apollo may partner with, including through joint ventures, Platform Investments or by making investments in, high-quality operators with significant expertise and the requisite skills to operate or service the Fund’s assets. The structure of each Platform Investment and the engagement of each operating partner will vary, including in respect of whether a management or operating team’s services are exclusive to the platform and whether members of the management team are employed directly by such platform or indirectly through a separate management company established to manage such platform, and such structures are subject to change throughout an investment’s hold period, for example, in connection with potential restructurings, refinancings and/or dispositions. Members of the management or operating team for a Platform Investment could include former Apollo personnel (including investment professionals), industry advisors, senior advisors and Apollo advisors. The management or operating team of a Platform Investment (or one or more members thereof) may also provide the same or similar services with respect to other Platform Investments of the Fund and/or one or more other Apollo Clients (including predecessor funds and successor funds thereto and co-investment vehicles) or provide the same or similar services for assets owned by third parties. The Fund may realize a Platform Investment (in whole or in part) through sale of the platform or a disposition of assets held through the platform. The services provided by the platform’s management and operating team could be similar to, and overlap with, services provided by Apollo to the Fund or to other Apollo Clients, and the services may be provided exclusively to the Platform Investments. Apollo could also form a joint venture, from time to time, with certain Apollo Clients to operate Platform Investments. In such cases, Apollo could utilize the personnel that comprise the management or operating teams of the Platform Investments, and not the assets, to support Apollo Clients.

Certain Platform Investments involve investments in or via a separate business, whether a start-up or ongoing concern, that maintains its own operations with limited or no oversight by Apollo. Certain Platform Investments can also include separate registered investment advisers (or the equivalent in non-U.S. jurisdictions), which could result in the management team of the Platform Investment exercising ultimate investment discretion when deploying capital provided by Apollo Clients, including the Fund. Given Apollo’s desire to expand the breadth and scope of sourcing channels and investment opportunities for Apollo Clients, including the Fund, and/or the ACS Business, a portion of the Fund’s investment portfolio could be classified as Platform Investments and the investment discretion for underlying investments in respect of such Platform Investments or other investment opportunities could be exercised by non-Apollo employees.

As with the Fund’s other portfolio investments, in respect of all Platform Investments, the Fund will bear the expenses of the management team and/or portfolio entity, as the case may be, including, for example, any overhead expenses, management fees or other fees, employee compensation, diligence expenses or other expenses in connection with backing the management team and/or the build out of the platform entity. Such expenses may be borne directly by the Fund as an Operating Expense (or broken deal expenses, if applicable) or indirectly as the Fund bears the start-up and ongoing expenses of the newly formed platform. The compensation of management of a platform portfolio entity may include management fees (or other fees, including, for example, origination fees) or interests in the profits of the portfolio entity (or other entity in the holdings structure of the Platform Investment), including profits realized in connection with the disposition of an asset and other performance-based compensation. Although a platform portfolio entity may be controlled by the Fund (including through the right to approve each investment made by such platform portfolio entity), members of a management team will not be treated as affiliates of the General Partner for purposes of the Partnership Agreements. Accordingly, none of the compensation or expenses described above will be offset against any management fees or incentive allocation distributions payable to the General Partner in respect of the Fund and will be borne by the applicable Platform Investment or by the Fund as Operating Expenses.

In general, Platform Investments and their underlying investments and portfolio companies have and can give rise to additional investment opportunities for Apollo and Apollo Clients, including, but not limited to, Platform Investments that generate “forward flow” or similar originated or syndicated debt or other financial instrument investments that could be attractive investment opportunities for Apollo Clients, especially the Athene Group. The Fund will not be entitled to, nor will it be allocated, any such “forward flow” or other investment opportunities that arise therefrom. However, it is anticipated that members of the Athene Group will be allocated and will invest in such opportunities outside of the Fund. While such investment opportunities could be beneficial to the Platform Investment in which the Fund is invested, the Fund will not be compensated for generating such investment opportunities. Rather, such investment opportunities that are allocated to other Apollo Clients (including members of the Athene Group) will give rise to (i) management fees and incentive compensation payable or allocable to the General Partner and its affiliates and (ii) fees payable to AGS, AGF and other Affiliated Service Providers for services provided in connection with such financings, none of which will be for the benefit of the Fund.

To the extent that the participation of the Fund or any investor in the Fund (or any Parallel Fund or the investors in such Parallel Fund) in an investment opportunity that is otherwise suitable for the Fund and other Apollo Clients would cause the investment to become subject to requirements and restrictions of any law, rule or regulation that could have an adverse impact on any participating investor in such investment opportunity, Apollo may determine to modify some or all of the terms of such investment opportunity or to exclude the Fund or any such investor in the Fund (or such Parallel Fund or the investors in such Parallel Fund) from participating in such investment opportunity (see “—Certain Risks Relating to Certain Regulatory and Tax Matters-The Alternative Investment Fund Managers Directive” above). None of the Limited Partners will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Fund.

As stated above, the Fund’s entitlement to investment opportunities will be governed exclusively by Apollo’s investment allocation policies and procedures, and, notwithstanding the Fund’s targeted investment objectives, the Fund will not have any contractual entitlement representing a priority or “deal flow” allocation with respect to any specific investment opportunity, in whole or in part, including Platform Investments and investment opportunities sourced by such Platform Investments, and, in some cases, at any time prior to funding the Fund’s allocation to potential investments sourced by Platform Investments could be cut-back or otherwise reduced by the Platform Investment and such decisions are not subject to Apollo’s investment allocation policies and procedures (see “—Allocation of Investment Opportunities” above). The final allocation decisions by Platform Investments for investment opportunities sourced by such Platform Investments could take into account Apollo’s own interests as well as the interests of the Platform Investment, such as maintaining and/or developing opportunities to place, syndicate or otherwise sell-down investments to third parties in an effort to, among other things, develop the sourcing capabilities of a Platform Investment. Further, there are Apollo Clients that have in their respective governing documents such priority or “deal flow” allocations or covenants requiring Apollo to offer such Apollo Clients the right to participate (in whole or in part) in investment opportunities that meet their investment objectives. As such, the Fund’s entitlement to a potential investment opportunity will be subject to and burdened by such obligations, which could result in the Fund not participating in an investment opportunity at all, or to the extent that it could have participated.

Procurement. There could be situations in which the Investment Manager is in a position of facilitating or otherwise making available portfolio investment goods, services, financing arrangements or other third party group purchase arrangements (each such service or arrangement, a “Group Purchasing Opportunity”) and, as a result, certain portfolio companies of Apollo or an Apollo Client could be counterparties or participants in agreements, transactions or other arrangements with third parties, the portfolio companies of Apollo or other Apollo Clients. Such Group Purchasing Opportunities could involve favorable procurement terms, including fees, servicing payments, rebates, discounts or other financial benefits. The Investment Manager could be eligible to receive favorable terms for its procurement due in part to the involvement of its portfolio investments or third parties in such Group Purchasing Opportunities, and any discounted amounts will not be subject to offset against the management fee or otherwise shared with the Fund. As a result, the Investment Manager could be incentivized to facilitate or seek to influence the participation of portfolio companies of Apollo Clients in Group Purchasing Opportunities with portfolio companies of other Apollo Clients or third parties (and even if subject to fees and carried interest, will receive the applicable discount to which Apollo Clients are entitled), even though such Group Purchasing Opportunities could not be the most appropriate or offer the best terms.

SPACs. Apollo, as well as its portfolio investments or subsidiaries of the Fund and other Apollo Clients, have sponsored SPACs and in the future could sponsor additional SPACs. Apollo-sponsored SPACs, which are controlled by Apollo and in which Apollo holds direct investments (as opposed to SPACs that are portfolio investments or subsidiaries of the Fund) are referred to herein as “Apollo SPACs”. The Fund could invest in, or facilitate the acquisition of companies by, Apollo SPACs or SPACs in which other Apollo Clients hold interests. For example, the Fund could acquire equity investments (including through a private investment in public equity, or PIPE, transaction), preferred instruments or similar instruments in, and/or provide debt financing to, an Apollo SPAC or its acquisition target or a SPAC or acquisition target in which one or more other Apollo Clients hold common equity. However, in no event will a SPAC or its operating company be treated as an Apollo Client for this or any other purpose.

The establishment of SPACs and the existence of Apollo SPACs, as opposed to SPACs that are portfolio investments or subsidiaries of the Fund and other Apollo Clients, gives rise to various conflicts of interest. In connection with the establishment of a SPAC, Apollo is incentivized to use its own capital (rather than the Fund’s capital) to invest in a SPAC, due to, among other things, the prospect of greater economic entitlements associated with Apollo itself investing in the SPAC, rather than causing the Fund to invest in a SPAC. As such, conflicts of interests exist in connection with establishing SPACs and thereafter allocating investments as between Apollo SPACs, on the one hand, and the Fund or SPACs owned by the Fund, on the other hand, including in determining the investment mandate of a SPAC. It is possible that acquisition targets of Apollo SPACs arise from investment opportunities that should have been presented to the Fund, or from investments in which the Fund has preexisting interests. While Apollo maintains policies and procedures with respect to allocation of investment opportunities, no assurance can be given that Apollo will allocate investment opportunities to the Fund rather than Apollo SPACs. In addition, Apollo and its personnel could be incentivized to dedicate greater resources to Apollo SPACs in anticipation of receiving more attractive economic entitlements from Apollo SPACs relative to the Fund, including compensation that Apollo personnel could receive, as well as fees payable to Affiliated Service Providers that would not offset management fees. The devotion of time and effort of certain Apollo personnel to sponsoring Apollo SPACs creates a conflict of interest as between the Fund on the one hand and Apollo on the other. In addition, certain Apollo personnel currently serve, and in the future will serve, as members of the board of directors of Apollo SPACs (as they could in the case of SPACs in which the Fund is invested) and/or any acquisition target of such SPACs that becomes publicly listed on an exchange, and, as such, such personnel could be subject to fiduciary duties with respect to such Apollo SPACs or other entities that conflict with the fiduciary duties that Apollo could otherwise owe with respect to the Fund.

The investment by the Fund in Apollo SPACs or SPACs in which the Fund holds interests, gives rise to various conflicts of interest. For example, with respect to Apollo SPACs, Apollo is incentivized to maximize the value of its investment in connection with its sponsorship of the SPAC. Apollo and its personnel could also be entitled to asset- or performance-based compensation or other economic gain with respect to Apollo SPACs. Further, in connection with the Fund’s investment in an Apollo SPAC, an Affiliated Service Provider could be engaged by any of the transaction parties (including the SPAC or the acquisition target) to provide services and will earn and receive fees, which would be in addition to the fees and compensation otherwise payable to or that can be earned by Apollo in connection with its or the Fund’s investment in a SPAC. These economic interests and entitlements could create an incentive for Apollo to cause the Fund to invest in Apollo SPACs, or impact the size and scope of the Fund’s investment in an Apollo SPAC, in order to increase the likelihood that an Apollo SPAC consummates an acquisition from which Apollo and its personnel can be assured receipt of such economics. Apollo could also be incentivized to make riskier decisions on behalf of the Apollo SPAC or underlying target company than it might make absent such economic terms or entitlements, which would give rise to conflicts of interest with respect to the Fund to the extent they invest therein. In addition, to the extent the Fund participates in a negotiated transaction with respect to an investment in, or provision of financing to, an Apollo SPAC, such as participating in a forward purchase agreement to purchase securities in a private placement that would close concurrently with an initial business combination, the terms of such transaction would be negotiated by Apollo, on behalf of the Fund, in its sole discretion, which could present certain conflicts of interest by virtue of Apollo being incentivized to negotiate terms that cause a transaction to be consummated, rather than terms that might be perceived to be customary for transactions of such type entered into between unrelated parties.

Investment activities by Apollo SPACs could give rise to future investment opportunities (e.g., a forward commitment or other option acquired by the Fund or a PIPE, another Apollo Client and/or affiliates of Apollo or any of their respective portfolio companies, or a relationship developed in connection with the making of such investment) from which one or more other Apollo Clients and/or affiliates of Apollo or their respective portfolio companies could benefit.

Structured Finance Arrangements. From time to time, Apollo finances, securitizes, syndicates or employs structured finance arrangements in respect of certain balance sheet assets held by Apollo. For example, Apollo has established entities and could establish more entities in which it owns an equity interest and which are funded in part through financing provided by one or more third parties, or Apollo Clients the investors in which are Apollo affiliates, other Apollo Clients and/or one or more third parties (collectively, “Apollo Financing Partners”), and such Apollo Financing Partners may hold limited partner interests in Apollo Clients (including the Fund). The interest of any Apollo Financing Partners in Apollo Clients could count towards satisfaction of Apollo’s commitment to such Apollo Clients, will not (unless Apollo otherwise determines) be subject to management fees, incentive allocation and carried interest in any such Apollo Client (unless otherwise determined by Apollo) and could otherwise be entitled to and subject to the same rights and obligations as other limited partners of Apollo Clients including voting rights. Apollo may also employ structured financing arrangements with respect to co-investment interests and investments in other Apollo Clients made by Apollo entities (including, potentially co-investments with Apollo Clients). Apollo could also cause members of the Athene Group to participate in such structuring financing arrangements, whereby Apollo transfers a portion of its participation in such arrangements (including the associated Apollo investments in Apollo Clients) to members of the Athene Group, in which case all the applicable portion of the Apollo investment that is so transferred to members of the Apollo Group would bear fees and incentive compensation pursuant to the investment advisory arrangements in place between Apollo and the applicable transferee(s). These structured financing arrangements could alter Apollo’s returns and risk exposure with respect to the applicable balance sheet assets as compared to its returns and risk exposure if Apollo held such assets outside of such structured financing arrangements, and could create incentives for Apollo to take actions in respect of such assets that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with investors in such investments (including Apollo Clients). These arrangements could also result in Apollo realizing liquidity with respect to its equity investment in an Apollo Client at a different point in time (including earlier) than the limited partners of such Apollo Client.

In addition, an Apollo Client may, subject to applicable requirements in their governing documents, determine to sell a particular portfolio investment into a separate vehicle, which may be managed by Apollo, with different terms (e.g., longer duration) than the Apollo Client which originally acquired the portfolio investment, and provide limited partners with the option to monetize their investment with the Apollo Client at the time of such sale, or to roll all or a portion of their interest in the portfolio investment into a new vehicle. Under such circumstances, Apollo may invest in or alongside the new vehicle, or hold the entirety of the portfolio investment sold by the Apollo Client through or alongside the new vehicle (e.g., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle).

Structured Finance Obligations. Structured finance obligations may be subject to prepayment risk, credit risk, liquidity risk, market risk, structural risk, legal risk and interest rate risk (which may be exacerbated if the interest rate payable on a structured finance obligation changes based on multiples of changes in interest rates or inversely to changes in interest rates). In addition, certain structured finance obligations (particularly subordinated collateralized bond obligations) may provide that non-payment of interest is not an event of default in certain circumstances and the holders of the securities will therefore not have available to them any associated default remedies. The price of a structured finance obligation, if required to be sold, may be subject to certain market and liquidity risks for securities of its type at the time of sale.

Liquidity Options. Each of the liquidity strategies available to the Fund will offer Apollo or the General Partner different performance-based compensation, entitlements and fees, both in connection with a liquidity event itself and with respect to the operation of the Fund or any special purpose vehicle subsequent thereto. These differences could motivate the General Partner to choose one potential exit strategy over another potential exit strategy. It is possible that following any liquidity event, (a) the General Partner and its affiliates may retain the right to earn fees and performance-based compensation in connection with such liquidity event, (b) Apollo or its affiliates may retain the right to act as investment advisor and/or manager of any special purpose vehicle or other relevant entity involved in such liquidity event and (c) any such fees or performance-based compensation payable to the General Partner or its affiliates may be in the form of an equity interest in any special purpose vehicle or other entity. To the extent that the General Partner or an affiliate thereof receives performance-based compensation in the form of equity in connection with a liquidity event, Limited Partners could be diluted. It is also possible that a liquidity event may involve the combination of one or more investments of the Fund with assets owned by one or more other Apollo Clients, co-investors and/or operating partners into a single transaction. Such type of transaction could present conflicts of interest, including with respect to the valuation of such assets.

Loan Program. Apollo has obtained a revolving credit facility in order to establish a loan program through which certain eligible Apollo professionals and employees and other key advisors of Apollo or its affiliates may be offered “leverage” to fund their commitment to the Fund and/or Feeder Funds set up to invest alongside or into the Fund and/or co-investments in portfolio investments outside of the Fund. The security for such a loan program can include a pledge of the individual borrower’s interest in the relevant investment vehicle and the right to receive distributions from the Fund and predecessor funds. The loan program is not expected to be a recourse to the Fund or its assets or to the other Limited Partners and is not expected to be secured by a pledge of the General Partner’s interest as general partner in the Fund. Therefore, it is expected that the lender thereunder would have no right to assume, direct, exercise or enforce the General Partner’s rights or responsibilities as general partner of the Fund. However, the General Partner or other affiliated entities may be required to purchase an individual borrower’s pledged interest as described above upon the lender’s request if the individual borrower defaults on its obligations under such loan program. The terms of such credit facility may require that such credit facility be repaid and/or that additional loans under such credit facility be suspended in the event of a default or event of default under the subscription facility expected to be provided to the Fund or other indebtedness. The General Partner and its affiliates may also employ structured financing arrangements with respect to co-investment interests and investments in other Apollo Clients made by the General Partner, Apollo and their respective affiliates (including, potentially, co-investments with the Fund). These structured financing arrangements could alter Apollo’s and/or the General Partner’s returns and risk exposure with respect to Fund assets as compared to its returns and risk exposure if Apollo and/or the General Partner held such assets outside of such structured financing arrangements and could create incentives for Apollo and/or the General Partner and their respective affiliates to take actions in respect of such assets that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with investors in such investment or other Apollo Clients.

Exclusive Arrangements. It is possible that, from time to time, Apollo, Apollo Clients or any of their respective affiliates or portfolio companies, could enter into exclusivity, non-competition or other arrangements with one or more joint venture partners, operating partners or other third parties with respect to potential investments in a particular geographic region or with respect to a specific industry or asset type pursuant to which Apollo Clients or

Apollo or any of their respective affiliates, could agree, among other things, not to make investments in such region or with respect to such industry or asset type outside of its arrangement with such person. Similar issues could arise in connection with the disposition of an investment. Accordingly, there could be circumstances in which Apollo or the Fund could source a potential investment opportunity or be presented with an opportunity by a third party, and, as a result of such arrangements with such person, the Fund or its issuers could be precluded from pursuing such investment opportunity.

Such investments will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such investments. Furthermore, a third-party co-investor or manager or operator might have economic or business interests or goals that are inconsistent with those of Apollo Clients or could be in a position to take (or block) action in a manner contrary to the investment objectives of Apollo Clients. The Fund might also in certain circumstances be liable for the actions of such third parties. While the Fund can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. Investments made with such third parties in joint ventures or other entities could involve arrangements whereby the Fund would bear a disproportionate share of the expenses of the joint venture and/or portfolio entity, as the case may be, including any overhead expenses management fees or other fees payable to the joint venture partner (or the management team of the joint venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing the joint venture or the build out of the joint venture portfolio entity. Subject to the Fund Documents, such expenses can be borne directly by the Fund as Operating Expenses or indirectly as the Fund bears the start-up and ongoing expenses of the newly formed joint venture portfolio entity.

The compensation paid to joint venture and operating partners, if any, could be comprised of various types of arrangements, including one or more of the following: (i) management or other fees, including, for example, origination fees and development fees payable to the joint venture partner (or the management team of the joint venture portfolio entity); (ii) carried interest distributions and/or other profit sharing arrangements payable to the joint venture partner (or the management team of the joint venture portfolio entity), including profits realized in connection with the disposition of a single asset, the whole joint venture portfolio entity or some combination thereof; and (iii) other types of fees, bonuses and compensation not otherwise specified above. None of the compensation or expenses described above, if any, will be offset against any management fees or carried interest distributions payable to Apollo, subject to the Fund Documents. In addition, joint venture, and operating partners (and/or their officers, directors, employees or other associated persons), if any, could be permitted to invest in Apollo Clients or specific transactions (including portfolio companies) on a no-fee/no-carry basis. Members of the management team for a joint venture portfolio entity could include consultants and/or former Apollo employees.

In the event that the Fund has a non-controlling interest in any such investment, there can be no assurance that minority rights will be available to it or that such rights will provide sufficient protection of the Fund’s interests. The Fund’s investment strategies in certain investments could, but are not expected to, depend on its ability to enter into satisfactory relationships with joint venture or operating partners. There can be no assurance that Apollo’s future relationship with any such partner or operator would continue (whether on currently applicable terms or otherwise) with respect to the Fund or that any relationship with other such persons would be able to be established in the future as desired with respect to any sector or geographic market and on terms favorable to the Fund.

Investments with Respect to Which Other Apollo Clients and/or Apollo Affiliates May Benefit. The Fund can invest in joint ventures and can invest in Platform Investments or one or more portfolio investments. Such investment activities could give rise to future investment opportunities (e.g., a forward commitment or other option acquired by the Fund, another Apollo Client and/or affiliates of Apollo or any of their respective portfolio companies, or a relationship developed in connection with the making of an investment by the Fund) from which one or more other Apollo Clients and/or affiliates of Apollo or their respective portfolio companies could benefit. Furthermore, the portfolio of the Fund could include certain limited partner or similar interests in (or the commitment to fund certain investments relating to) private funds or publicly traded vehicles, business development companies or collective investment vehicles managed, sponsored or advised by persons unaffiliated with Apollo, and in such situations the Fund, as an investor, will directly or indirectly bear the fees and expenses assessed to such investor without any offset or adjustment to the fees and expenses charged by the Fund. While the Fund is an investor in such funds as a limited partner (or the equivalent), Apollo, outside of the Fund, and, in some instances the Athene Group and/or other Apollo Clients in lieu of or in addition to Apollo, could be an equity owner or other investor in the investment manager (or equivalent) of such investment vehicles. In this regard, in consideration of the transactions involving Apollo’s acquisition of an interest in such third-party investment managers (or the right to receive a revenue stream from such managers), the Fund is required to make the aforementioned commitments to such investment vehicles. Apollo is subject to a conflict of interest insofar as its allocation of the equity interest in the investment manager investment to itself, whereas Apollo will utilize the Fund to make the investment in such investment vehicle without sharing in the equity value or goodwill associated with Apollo’s investment in the investment manager. While Apollo and Athene will be exposed to the fund investment via their respective investments in the Fund, it is nevertheless the case that only Apollo, Athene and, in some cases, other Apollo Clients, benefit from the investment in such investment manager and, as mentioned above, the Fund will bear the fees and expenses assessed to such investors in the investment vehicle without any offset or adjustment at the Fund-level for the benefit of Limited Partners. The General Partner and/or the Investment Manager have an incentive to take such existing and future opportunities and/or benefits into consideration when making investment decisions for the Fund.

The General Partner and/or the Investment Manager and their affiliates have an incentive to take such existing and future opportunities and/or benefits into consideration when making investment decisions for the Fund. Similarly, subject to the express limits in the Partnership Agreement, the Fund could from time to time invest in portfolio companies (including, SPVs and other vehicles owned or otherwise sponsored or supported by such companies) in which other Apollo Clients, Athene, Athora and/or Apollo have preexisting investments.

One or more of the Fund’s investments could involve the financing of (i) other Apollo Clients (which could include Apollo Clients that are deemed to be affiliates of the General Partner by virtue of, among other things, the ownership or control over such Apollo Client by employees of an affiliate of the General Partner and/or the Investment Manager) and (ii) controlled and non-controlled portfolio companies, especially portfolio companies characterized as Platform Investments whose principal business could involve consumer and/or commercial lending activities, via financing arrangements, such as forward flows or similar arrangements, in which one or more other Apollo Clients and/or affiliates of Apollo or their respective portfolio companies could provide either the short-term financing (such as warehouse facilities) or long-term financing (such as securitizations) to the operations of such portfolio companies or the assets generated by such portfolio companies. In reference to clause (i) of the immediately preceding sentence, this could include Apollo Clients providing financing to other Apollo Clients and/or their portfolio companies in which Apollo’s direct and indirect economic interests could be equal to or greater than 25%. In certain instances, an Apollo Client will lend directly to another Apollo Client, with such loan being secured by the assets of the borrower Apollo Client. In these cases, Apollo will be responsible for determining the pricing and valuation of the underlying collateral and the terms of the financing because there will be no third parties to the transaction.

In the event of borrower distress or default, Apollo would be required to resolve the situation, which would present a conflict of interest, as Apollo would be acting on behalf of both the lender and the borrower. Such conflict would include, without limitation, decisions regarding whether and when to exercise remedies, including foreclosure by one Apollo Client on the assets of another.

To the extent an Apollo Client is directly or indirectly invested in a portfolio company, including Platform Investments, such financing opportunities could be provided to other Apollo Clients and/or affiliates of Apollo or their respective portfolio companies, and not the Fund, notwithstanding the fact that such investment opportunities would not have necessarily existed but for the Fund’s equity investment in such portfolio company and the Apollo Client will not be compensated for facilitating such investment opportunities for such other persons (whereas Affiliated Service Providers or other affiliates of Apollo could earn fees in exchange for the generation of such assets, not all of which will reduce management fees), and thus such amounts will be retained by and be for the exclusive benefit of the Affiliated Service Provider. Given the potential benefits to such entities and ultimately Apollo (including, for example, to (i) achieve higher valuations on such investments, (ii) generate forward flow or other periodic investment opportunities for Apollo Clients, Athene, Athora, and other members of the Apollo Group that are seeking long-term exposure to the underlying assets for which the Fund is providing financing, including short-term financing, or (iii) otherwise maintain and/or increase liquidity for the financing activities of an underlying business), Apollo could be incentivized to cause Apollo Clients to provide capital that is viewed as benefiting such companies and other Apollo Clients, Athene or Athora, among others, and such activities can give rise to conflicts of interest as described herein.

While the economic and other material terms of such financial arrangements could be engaged in on arm’s-length terms (to the extent determined by Apollo; provided, that circumstances allow for arm’s-length terms to be achieved (e.g., if the sole purchasers of the originated assets are affiliates of Apollo and the broader market is not involved in such investment opportunity then arm’s-length terms will not necessarily be achieved)), there is no guarantee that such expectations will occur. Additionally, while such financing arrangements remain outstanding, even if such financing opportunities are non-recourse or “off-balance sheet,” conflicts of interest could arise as between an Apollo Client and such lending sources, including the Athene Group, for example if the underlying portfolio company and/or such financing arrangements become stressed or distressed or if there is otherwise a dispute with respect to the terms (and compliance therewith) under such forward-flow or similar arrangements, and in such circumstance, affiliates of Apollo would be on both sides of the conflict or dispute (whereas the Fund is only an equity investor in the portfolio company under such circumstances).

Holding Entities and Tracking Interests. The General Partner may determine that for legal, tax, regulatory, accounting, administrative or other reasons that the Fund should hold an investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more other Apollo Clients hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among the Fund and such other Apollo Clients) in respect of which the Fund does not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the investment (or portion of a portfolio or pool) that is indirectly held by the Fund would be specifically attributed to the Fund through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such other Apollo Clients, and that the Fund would be deemed for purposes of the Partnership Agreements to hold its investment (or portion of a portfolio or pool) separately from, and not jointly with, such other Apollo Clients (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such other Apollo Clients). The use of such investment structures in connection with the Fund’s investment activities could have an adverse impact on the Fund. For example, liabilities could arise in relation to a specific investment held indirectly through such holding entity by another Apollo Client, but not the Fund, and a counterparty could seek recourse against the holding entity from a different investment that is held indirectly through such holding entity by the Fund, but not the other Apollo Client. An investment by the Fund made through such a holding entity will therefore be subject to risks by virtue of other investments owned by the holding entity in which the Fund does not have a tracking interest, and such risks would not be present if separate holding entities were used for the separate investments made by the Fund and the other Apollo Client. Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to the Fund and/or other Apollo Clients. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements), it may be the case that in order to comply with the foregoing, one Apollo entity serves a particular role for another Apollo entity (e.g., as an administrator or other role requiring a license) that it otherwise would not but for the rules, regulations and/or requirements in such jurisdiction. It is possible that the Fund will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, other Apollo Clients participating through such structure for their investments and it is expected that such other Apollo Clients reimburse the Fund for any such costs and expenses on a pro rata basis.

Co-Investments Generally. As described in Section IV: “Summary of Fund Terms—Co-Investments,” the General Partner may, in its sole discretion, offer the opportunity to co-invest alongside the Fund to one or more Co-Investors. The General Partner will, in its sole discretion, determine if an investment by the Fund alongside or with another person or entity in a given issuer constitutes a co-investment.

Some of the Co-Investors with whom the Fund may co-invest have pre-existing investments with Apollo, and the terms of such pre-existing investments may differ from the terms upon which such persons may invest with the Fund in such investment.

Any references in this Annual Report to “co-investments,” “co-investment opportunities,” “Co-Investors” and any similar terminology are intended to refer to investment opportunities that are allocated to the Fund based on its investment strategy and objectives and with respect to which the General Partner, the Investment Manager or Apollo has, in each case, in its sole discretion, determined that it is appropriate to offer the opportunity to co-invest alongside the Fund to one or more such Co-Investors. Any such references are not intended to refer to investments made by persons in debt or similar securities (including certain types of securities with equity-like attributes, such as preferred equity) that are issued by issuers, including debt or similar securities with respect to which AGS may act as a broker or dealer in reselling such debt or similar securities or otherwise assisting in structuring or facilitating the initial resales of such debt or similar securities under Rule 144A under the Securities Act. By way of example only, no financial institution or other person that is investing in the corporate debt or similar securities issued by an issuer or otherwise providing any form of debt financing in connection with the Fund’s acquisition of or investment in such issuer will be deemed a “Co-Investor” for purposes of this Annual Report or the Partnership Agreements, nor will any such investment by any such person in such corporate debt or similar securities be deemed a “co-investment” or “co-investment opportunity” for purposes of this Annual Report or the Partnership Agreements. Further, if the Fund acquires (or commits to acquire) certain outstanding debt or similar securities of an issuer or acquires (or commits to acquire) debt or similar securities issued (or proposed to be issued) in connection with the Fund’s investment or in acquisition of an issuer, the Fund will not be deemed to be co-investing with any other holder of any such securities, no such person will be deemed a Co-Investor in respect of their acquisition of such securities and none of the General Partner, the Investment Manager or Apollo will be under any obligation to offer the right to participate in the acquisition of such securities alongside the Fund to any Co-Investor who is co-investing alongside the Fund in the equity (or other) securities of such issuer, unless, in each case, the General Partner determines otherwise, in its sole discretion. Moreover, an Affiliated Service Provider performing an offering, placement or other role with respect to the sale or resale of debt or other securities will not be subject to any of the co-investment allocation processes, procedures, considerations or restrictions (if any) that are contemplated by this Annual Report.

Co-Investors. The General Partner and/or the Investment Manager are permitted to, from time to time, but do not expect to in the ordinary course, depending on the type of investment opportunity, in their sole and absolute discretion, offer co-investment opportunities to, or otherwise cause the Fund to participate in co-investment opportunities with Co-Investors (as defined above).

The General Partner is under no obligation to provide co-investment opportunities to any person and may offer a co-investment opportunity to one or more of the categories of Co-Investors described above without offering such opportunity to the other categories. The General Partner will, in its sole discretion, determine if an investment by the Fund alongside or with another person or entity in a given issuer constitutes a co-investment.

Co-Investment Allocations. The General Partner can allocate co-investment opportunities (including side-by-side co-investment rights) among Co-Investors in any manner it deems appropriate in its sole discretion, taking into account those factors that it deems relevant under the circumstances, including: (i) whether a prospective Co-Investor has expressed an interest in participating in co-investment opportunities (e.g., by such investor’s side letter); (ii) the character or nature of the co-investment opportunity (e.g., its size, structure, geographic location, relevant industry, tax characteristics, timing and any contemplated minimum commitment threshold); (iii) the level of demand for participation in such co-investment opportunity; (iv) the ability of a prospective Co-Investor to analyze or consummate a potential co-investment opportunity, including on an expedited basis; (v) certainty of funding and whether a prospective Co-Investor has the financial resources to provide the requisite capital; (vi) the investing objectives and existing portfolio of the prospective Co-Investor, (vii) as noted above, whether a prospective Co-Investor meets any of the applicable criteria for making a co-investment; (viii) whether a prospective Co-Investor is a person whom the Investment Manager believes will provide a strategic, sourcing, or similar benefit to Apollo, the Fund, the ACS Business, a portfolio investment or one or more of their respective affiliates due to industry expertise, regulatory expertise, end user expertise or otherwise; (ix) the reporting, public relations, competitive, confidentiality or other issues that may also arise as a result of the co-investment; (x) the legal, tax or regulatory constraints to which the proposed investment is expected to give rise or that are applicable to a prospective Co-Investor; (xi) the ability of the prospective Co-Investor to make commitments to invest in other Apollo Clients (including contemporaneously with the applicable co-investment); (xii) Apollo’s own interests; (xiii) the prospective Co-Investor can provide a strategic, sourcing or similar benefit to Apollo, any Apollo Client, the ACS Business, the Fund, an issuer or one or more of their respective affiliates due to industry expertise, regulatory expertise, end-user expertise or otherwise; (xiv) the use or availability of leverage in the proposed capital structure or investment; (xv) Apollo’s own interests (including the interests of the Syndication Entities; (xvi) the Co-Investor’s existing or prospective relationship with Apollo or the applicable portfolio investment, including, for example, the fact that certain insurance balance sheet investors are affiliates of Apollo, as well as Apollo Clients; and (xvii) the use or availability of the Co-Investment Order. With respect to allocations influenced by Apollo’s own interests, there may be a variety of circumstances where Apollo will be incentivized to afford co-investment opportunities to one Co-Investor over another. For example, depending on the fee structure of the co-investment opportunity, if any, Apollo may be economically incentivized to offer such co-investment opportunity to certain Co-Investors over others based on its economic arrangement with such Co-Investors in connection with the applicable co-investment opportunity or otherwise. Additionally, Apollo may be contractually incentivized or obligated to offer certain Co-Investors a minimum amount of co-investment opportunities, including investors pursuant to other agreements (the terms of which will not be available for election through any “most favored nations” process), or otherwise bear adverse economic consequences for failure to do so, which consequences may include, a loss of future economic rights, including carried interest, incentive allocation or other incentive arrangements. In any event, no Limited Partner should have any expectation of receiving a co-investment opportunity or will be owed any duty or obligation in connection therewith. Further, from time to time, Apollo establishes Apollo Clients for the sole purpose of investing in co-investment opportunities that arise.

Except with respect to Co-Investment Vehicles, no person (including any limited partner or other investor of any Apollo Client) other than an Apollo Client should have any expectation of receiving an investment opportunity or will be owed any duty or obligation in connection therewith, and Apollo Clients (and their respective limited partners, shareholders or other investors) should only have such expectations to the extent required by their governing documents. Moreover, given Apollo’s management of substantially all of the Athene Group’s assets and a substantial portion of the Athora Group’s (as defined below) assets, and the treatment of the Athene Group and its related entities as Clients under applicable circumstances, Apollo is incentivized to allocate co-investment opportunities to Athene, Athora, and their respective Insurance Company PortCos, which could create the appearance or existence of a conflict of interest insofar as Apollo being viewed as allocating co-investment opportunities, including on a selective basis, to itself and/or certain insurance and financial businesses in which Apollo has a direct or indirect economic interest.

Apollo may allocate co-investment opportunities to prospective Co-Investors that ultimately decline to participate in the offered co-investment. In such instance, if another Co-Investor is not identified, the Fund may be unable to consummate an investment, or may end up holding a larger portion of an investment than the General Partner and the Investment Manager had initially anticipated. To the extent that this happens, the Fund may have insufficient capital to pursue other opportunities or may not achieve its intended portfolio diversification.

The Fund may co-invest together with other Apollo Clients in some or all of the Fund’s investment opportunities. Apollo may also offer co-investment opportunities to Apollo co-investment vehicles (which may include participation by Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo). In determining the allocation of such co-investment opportunities, Apollo considers a multitude of factors, including its own interest in investing in the opportunity.

Compensation Associated with Co-Investments. Apollo and/or any of its affiliates have discretion to receive performance-based compensation (such as carried interest or performance allocations), management fees or other similar fees from Co-Investors, and Apollo may make an investment, or otherwise participate, in any vehicle formed to structure a co-investment to facilitate, among other things, receipt of such performance-based compensation, management fees or other similar fees. Any such carried interest, incentive allocation, management fees or other similar fees received from Co-Investors with respect to any co-investment may (or may not) differ from those charged to Apollo Clients. Apollo can also in its discretion collect fees in connection with actual or contemplated investments that are the subject of such co-investment arrangements, and any such fees will be retained by, and be for the benefit of, Apollo or any of its affiliates (including the portions of any such fees not allocable to the Fund based on the share of capital for the investment in question provided by the Fund (or that was expected to be provided by the Fund) relative to the share of capital for such investment provided by any Co-Investors (or that was expected to be provided by such Co-Investors). Any such fees, including fees that are traditionally paid to Apollo or an Affiliated Service Provider by the relevant portfolio investment and allocated among Apollo Client(s) and Co-Investors based on their participation in the relevant investment, could, in Apollo’s discretion, instead be structured to be paid entirely by Co-Investors, in which case, such Apollo Client(s) would not bear any portion thereof, and, as such, no portion thereof would offset the management fee payable by such Apollo Client(s) and the entirety of such amount would be retained by, and be for the benefit of, Apollo or the relevant Affiliated Service Provider. Both (i) any such arrangement and (ii) the possibility that Apollo may receive carried interest, incentive allocation, management fees or other similar fees under its agreement with such a Co-Investor, which may be more favorable than the fees paid by Apollo Clients, in each case, could create an incentive for Apollo or their affiliates to transfer interests in a portfolio investment to a Co-Investor in greater amounts and on terms, including price, that are less favorable to such Apollo Clients than they would otherwise be. Additionally, in those circumstances where the applicable Co-Investors include one or more members of a portfolio investment’s management group, the Co-Investors who are members of such management group may receive compensation relating to the investment in such portfolio investment, including incentive compensation arrangements. With respect to consummated co-investments, Co-Investors will typically bear their pro rata share of fees, costs and expenses related to the discovery, investigation, development, acquisition or consummation, ownership, maintenance, monitoring, hedging and disposition of their co-investments.

The Co-Investment Order. The Fund has overlapping investment strategies with Apollo Clients that are registered under the Investment Company Act (such registered clients, the “Apollo Registered Funds”). To the extent specific investment opportunities are appropriate for the Fund and one or more Apollo Registered Funds, in addition to being subject to the allocation policies and procedures summarized above, the opportunity will also be subject to the exemptive order Apollo has received from the SEC (the “Co-Investment Order”). The Investment Company Act generally prohibits Apollo Registered Funds from co-investing with other Apollo Clients, such as the Fund, where non-price terms are negotiated (such as financial and negative covenants, guarantees and collateral packages and indemnification provisions). The Co-Investment Order permits Apollo to negotiate, among other things, these types of provisions for co-investment opportunities that involve the participation of both non-registered Apollo Clients such as the Fund and Apollo Registered Funds, thus giving Apollo a larger and more diversified asset base from which to seek certain types of negotiated investment opportunities. Reliance on the Co-Investment Order is subject to certain terms and conditions, including enhanced internal notification of investment opportunities, senior members of each applicable Apollo Registered Fund making an independent determination as to appropriateness of each applicable investment, enhanced record keeping and, where applicable, involvement of independent directors of the applicable Apollo Registered Funds.

There can be no assurance that the Co-Investment Order will facilitate the successful consummation of investment opportunities that Apollo believes are now available to Apollo Clients (including the Fund) as a result of the Co-Investment Order. As a result of the Co-Investment Order, there is also no assurance the Fund will be able to participate in all investment opportunities that are within its investment objective. For example, the Co-Investment Order does not allow different Apollo Clients to invest in different levels or tranches of a borrower’s capital structure on a negotiated basis where Apollo Clients would not hold a pro rata share of each tranche of the opportunity (e.g., cross-investing). Additionally, the allocations available to the Fund for investment opportunities that are subject to the Co-Investment Order may be adversely affected because of the participation of Apollo Registered Funds. There will be a need to allocate investment opportunities across a larger amount of available capital. Investment opportunities that may be subject to the Co-Investment Order are also subject to additional policies and procedures as a result of the participation of the Apollo Registered Funds, which could delay deal execution and adversely impact the ability of Apollo Clients, including the Fund, to deploy capital.

The Fund has investment strategies that overlap with the strategies of closed-end management investment companies that are advised by Apollo or their affiliates and that are either registered under the Investment Company Act, or regulated as business development companies (“BDCs”) under the Investment Company Act (such investment funds, the “Apollo Regulated Funds”). It is expected that from time to time, when doing so is consistent with their respective investment objectives and strategies and the criteria that the board of the Apollo Regulated Fund may establish from time to time (the “Board-Established Criteria”), Apollo Regulated Funds will seek to invest alongside each other and alongside Apollo Clients. However, any such investments are likely to be subject to significant restrictions and requirements under the Investment Company Act.

In particular, the Investment Company Act, the SEC’s rules thereunder, and the interpretations of such provisions by the SEC and its staff, place significant limitations on “joint transactions.” A “joint transaction” under the Investment Company Act generally can include “any written or oral plan, contract, authorization or arrangement, or any practice or understanding concerning an enterprise or undertaking” in which a fund registered under the Investment Company Act (a “Registered Fund”) or BDC has a “joint or joint and several participation, or share in the profits of such enterprise or undertaking,” with (a) in the case of a Registered Fund, an “affiliated person,” as defined in the Investment Company Act, or an “affiliated person” of an “affiliated person,” or (b) in the case of a BDC, a “close affiliate” or a “remote affiliate” (collectively, “Joint Transaction Affiliates”). Subject to certain exceptions, in general, joint transactions between a Registered Fund or BDC, on the one hand, and a Joint Transaction Affiliate, on the other hand, are prohibited, unless the SEC has granted an exemptive order permitting otherwise. It should be assumed that Apollo Clients, will be considered Joint Transaction Affiliates of the Apollo Regulated Funds.

A “joint transaction” generally includes any transaction where an Apollo Regulated Fund and an Apollo Client invest alongside each other in which non-price-related terms are negotiated (such as financial and negative covenants, guarantees and collateral packages and indemnification provisions or other terms in a private placement), unless an exception or exemption applies. Pursuant to the Co-Investment Order issued by the SEC, certain Apollo Regulated Funds, their investment advisers, Apollo, and certain other related entities are permitted to co-invest alongside each other, as Joint Transaction Affiliates, in transactions that could otherwise potentially be deemed prohibited joint transactions under the Investment Company Act.

Among other things, the Co-Investment Order permits the Apollo Regulated Funds and Apollo Clients to invest alongside each other in transactions that involve the negotiation of non-price-related terms, but only in compliance with the conditions of the Co-Investment Order. These conditions generally include, among other things, that investment opportunities which fall within the investment objectives and strategies and the Board-Established Criteria of an Apollo Regulated Fund be offered to such Apollo Regulated Fund; that the Apollo Regulated Funds and Apollo Clients invest at the same time, on the same terms and in the same parts of the capital structure of an investment; that the board of directors/trustees of each Apollo Regulated Fund (including the independent members of such board) approve and conclude that the terms of the transaction, including the consideration to be paid, are fair and reasonable to the Apollo Regulated Funds and their equity holders and do not involve overreaching in respect of the Apollo Regulated Funds or their equity holders on the part of any person concerned; and that follow-on and disposition opportunities be offered pro rata to the Apollo Regulated Funds and Apollo Clients (subject, in each case, to various exceptions and additional requirements).

While the Co-Investment Order permits Apollo Clients to engage in transactions alongside the Apollo Regulated Funds that might otherwise be prohibited by the Investment Company Act, the foregoing and other terms of the Co-Investment Order could also have the effect of limiting the ability of Apollo Clients to make certain investments, or could reduce the flexibility of Apollo to manage, restructure or dispose of investments as compared to situations where Apollo Clients did not co-invest alongside an Apollo Regulated Fund. For example, Apollo Regulated Funds may be unable to make investments in different parts of the capital structure of the same issuer in which Apollo Clients have invested or seek to invest.

In some circumstances, due to regulatory considerations related to the Investment Company Act and the Co-Investment Order, an Apollo Client may be excluded from participation in specific investments for allocation purposes. As a result, the existence of the Apollo Regulated Funds and the Co-Investment Order may limit allocations of investments to Apollo Clients pursuing a similar investment strategy to an Apollo Regulated Fund, and consequently the performance of such funds could vary materially. In addition, because the Co-Investment Order contains certain requirements relating to the allocation of investment opportunities among Apollo Regulated Funds and Apollo Clients, it is also possible that differentials in the size of the respective funds or their preferred order sizes could result in materially reduced allocations of certain investments to certain of such vehicles. In certain circumstances, an Apollo Client will not be able to participate at all in an investment if the Apollo Regulated Funds are participating. Similarly, there could be certain circumstances in which the Apollo Regulated Funds and Apollo Clients participate in the same transaction and due to subsequent events, certain of such vehicles cannot participate in add-on investments in the same issuer. Regulatory considerations related to the Investment Company Act and the Co-Investment Order, as well as arrangements with the board of directors/trustees of Apollo Regulated Funds, could also result in Apollo Regulated Funds bearing, directly or indirectly, a lower amount or percentage of fees paid to the ACS Business as compared to other Apollo Clients. See Item 10 for additional disclosure regarding “Apollo Capital Solutions.”

Conflicts may also arise in situations where the Apollo Regulated Funds and the Fund have invested alongside each other in different parts of an issuer’s capital structure in transactions that were not, at the time of such investment(s), considered “joint transactions” (because, for example, such investments were made at different times or did not require the negotiation of any term other than price). If such investment(s) subsequently need to be restructured or renegotiated (for example, due to the bankruptcy or financial distress of the issuer), the ability of

Apollo to do so may be limited. Although Investment Company Act rules provide an exception for the restructuring of certain investments that are held by multiple Joint Transaction Affiliates, such exception generally would not be available unless the Apollo Regulated Funds and the Fund all hold securities of the same class and are subject to the same terms at the time of such restructuring and do not have direct or indirect financial interests in the issuer other than through the holding of such securities.

While Apollo has established policies and procedures and implemented operational and compliance controls which are designed, in part, to address and mitigate potential limitations to Apollo Clients, created by the Investment Company Act as a result of the Apollo Regulated Funds, for the reasons discussed above (among others), Apollo’s ability to manage such conflicts will, in certain circumstances, be limited, and no assurance can be given that any such policies, procedures, or operational and compliance controls will fully or successfully address potential limitations created by the Investment Company Act and the existence of the Apollo Regulated Funds.

There can be no assurance that the Co-Investment Order will facilitate the successful consummation of investment opportunities that Apollo believes are available to the Fund as a result of the Co-Investment Order. In addition, there is also no assurance the Fund will be able to participate in all investment opportunities pursued under the Co-Investment Order that are within its investment objectives. As a result of the Co-Investment Order, there will be a need to allocate investment opportunities across a larger amount of available capital. As such, the allocations available to the Fund for investment opportunities that are subject to the Co-Investment Order could be adversely affected. In addition, because investment opportunities that are subject to the Co-Investment Order are subject to additional policies and procedures as a result of the participation of the Apollo Regulated Funds, deal execution may be delayed, which could adversely impact the ability of the Fund to deploy capital in such transactions.

Participation by Other Clients. Other Apollo Clients, Apollo and their respective portfolio companies, and Apollo SPACs (as defined herein) could participate in portfolio investments alongside the Fund (whether in the same or different classes, series or tranches). Such investments will likely involve risks not present in investments where a third party is not involved, including the possibility that a co-venturer or partner of the Fund will at any time have economic or business interests or goals that are inconsistent with those of the Fund, or may be in a position to take action contrary to the Fund’s investment objectives. In addition, the Fund could be liable for actions of its co-venturers or partners. Apollo could also offer co-investments to Apollo Co-Investment Vehicles (which could include participation by Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo). In determining the allocation of such co-investment opportunities, Apollo considers a multitude of factors, including its own interest in investing in the opportunity, including via the Apollo side-by-side investment percentage in the governing documents of the applicable Apollo Client(s). Additionally, to the extent a deposit, commitment (financial or otherwise) or other contingency is required or otherwise viewed at the time as prudent for an investment opportunity or transaction process, one Apollo Client could make the deposit, provide the commitment, or make such arrangements to support and be liable for the contingency on behalf of itself and other Apollo Clients.

Assignment of Investment Contracts. Without the approval of any Limited Partner, the Fund could (i) accept assignments of contracts to acquire investments from other Apollo Clients (together with co-investment vehicles) or any of their operating entities or other subsidiaries and could, in connection with such assignments, (a) assume the obligations of any such operating entities or other subsidiaries under such contracts, (b) reimburse such Apollo Client or any of its operating entities or other subsidiaries for payments made under such contracts and (c) reimburse such Apollo Client or any of its operating entities’ or other subsidiaries’ obligations with respect to, among other things, due diligence costs, legal fees and expenses and other fees in connection with the proposed acquisition of such investment and, in connection with the foregoing, the General Partner could charge the Fund a cost of carry on one or more of the amounts contemplated by clauses (b) and (c) for the benefit of the other Apollo Client, which will constitute an Operating Expense of the Fund and could correspond to the priority rate of return contemplated in the partnership agreement of such Apollo Client and (ii) assign contracts to acquire investments to any successor fund or any other Apollo Client or any of their respective operating entities or other subsidiaries. Depending on the expected value of such contracts and their expected effect on the overall performance of the Fund, conflicts of interest will arise in accepting or assigning contracts between the Fund, a successor fund or any other Apollo Clients, on the other hand, including with respect to valuation of such contracts that the Fund may make or accept an assignment even when the General Partner expects such assignment may or will lower the Fund’s overall performance, even as the General Partner expects such assignment may or will benefit another Apollo Client.

Furthermore, upon or prior to the termination of the Fund, if the Fund holds ownership interests in any Affiliated Service Providers (including Affiliated Service Providers that are treated as Platform Investments), the Fund may transfer such ownership interests to other Apollo Clients for a price equal to the fair value of such Affiliated Service Provider, which value will be determined using valuations obtained from one or more third-party valuation agents. In addition, one or more such Affiliated Service Providers may be disposed of in other ways from time to time, such as by sale to a third-party buyer. However, although the Fund may transfer any Affiliated Service Provider to other Apollo Clients or a third party, there is no guarantee that such other Apollo Clients or third party will purchase the Affiliated Service Provider, or that an Affiliated Service Provider will ultimately be purchased at any profit to the Fund.

Shared Resources. In certain circumstances, in order to create efficiencies and optimize performance, one or more portfolio investments of the Fund could determine to share the operational, legal, financial, back-office or other resources of another portfolio investment of the Fund or another Apollo Client. In connection therewith, the costs and expenses related to such services will be allocated among the relevant entities on a basis that Apollo determines in good faith is fair and equitable (but which will be inherently subjective). Determining an allocable share of internal and other costs, or otherwise allocating costs, inherently requires the judgment of Apollo and there can be no assurance that the Fund will not bear a disproportionate amount of any costs, including Apollo’s internal costs (including “front office,” investment professional and similar compensation expenses as well as an overhead allocation as described herein). In addition, it is possible that a portfolio investment could be in the business of providing goods or services that are, or could be, utilized by another portfolio investment or property, including a portfolio investment owned by a different fund or affiliate of Apollo (and for this purpose, any such portfolio company that is providing such services could be considered an Affiliated Service Provider for purpose of the Partnership Agreements). The provision of such services by certain existing and potential portfolio companies could incentivize the Investment Manager to facilitate arrangements with portfolio companies of other Apollo Clients in order to create business opportunities for the portfolio company providing such services. As a result of this conflict, services provided to an issuer could not be the same in terms of quality and terms as they would be if they resulted from a negotiation with a third party. These types of arrangements will not require the approval of the Limited Partners in the Fund. See “—Affiliated Loan Origination and/or Servicing Businesses.”

Restrictions on Transactions Due to Other Apollo Businesses. From time to time, various potential and actual conflicts of interest will arise from the overall advisory, investment and other activities of Apollo and its personnel. Apollo will endeavor to resolve conflicts of interest with respect to investment opportunities in a manner that it deems equitable to the extent possible under the prevailing facts and circumstances. As discussed further in “—Allocation of Investment Opportunities” above, and in “—Potential Duties to Other Stakeholders” below, Apollo may invest, on its own behalf, in securities and other instruments that would be appropriate for, held by, or may fall within the investment guidelines of an Apollo Client (including investments in SPACs sponsored by Apollo and its affiliates and such SPACs’ acquisition targets, as well as portfolio companies or other businesses owned and/or operated by Apollo and its affiliates). Apollo may give advice or take action for its own account that may differ from, conflict with, or be adverse to, advice given or action taken for Apollo Clients. These activities may adversely affect the prices and availability of other business opportunities, transactions, securities or instruments held by, available to, or potentially considered for, one or more Apollo Clients. Potential conflicts of interest also may arise due to the fact that Apollo may have investments in some Apollo Clients but not in others, or may have different levels of investment in the various Apollo Clients, and that Apollo Clients may bear different levels of fees and incentive compensation in favor of Apollo.

Apollo, together with its affiliates and Apollo Clients, engages in a broad range of business activities and invests in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which Apollo, together with its affiliates and Apollo Clients have invested. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of an Apollo Client’s portfolio companies, and may adversely affect the prices and availability of business opportunities, transactions, securities or instruments held by, available to, or potentially considered for, such portfolio companies. Apollo will seek to resolve conflicts in a manner that Apollo deems to be fair and equitable.

As described herein, Apollo, together with Apollo Clients, engages in a broad range of business activities and invests in a broad range of businesses and assets. The Investment Manager may take into account Apollo’s, its affiliates’ and/or other Apollo Clients’ respective interests (including reputational interests) when determining whether to pursue a potential portfolio investment for the Fund. As a result, it is possible the Investment Manager may choose not to pursue or consummate an investment opportunity for the Fund notwithstanding that such investment may be profitable for the Fund, or that the Investment Manager may choose not to pursue an investment opportunity because of the reputational, financial and/or other interests of Apollo and its affiliates.

In addition, Apollo may give advice, or take action with respect to, the investments of one or more Apollo Clients that may not be given or taken with respect to other Apollo Clients with similar investment programs, objectives or strategies. Accordingly, Apollo Clients with similar strategies may not hold the same securities or instruments or achieve the same performance (e.g., one Apollo Client may acquire senior debt while another Apollo Client may acquire subordinated debt). Apollo also may advise Apollo Clients with conflicting investment objectives or strategies. For example, in the event that an issuer enters bankruptcy, the Apollo Client holding securities which are senior in bankruptcy preference may have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to such Apollo Client, and Apollo might have an obligation to pursue such remedy on behalf of such Apollo Client. As a result, another Apollo Client holding assets of the same issuer which are more junior in the capital structure might not have access to sufficient assets of the issuer to completely satisfy its bankruptcy claim against the issuer and suffer a loss. These activities also may adversely affect the prices and availability of other securities or instruments held by, available to, or potentially considered for, one or more Apollo Clients.

Apollo Clients will, from time to time, subject to their governing documents, as applicable, acquire and dispose of assets, securities or other financial instruments in portfolio investments at different times and upon different terms. The interests of Apollo Clients (including the Fund) in such investments will not be aligned in all or any circumstances, and there will be actual or potential conflicts of interests or the appearance thereof. In this regard, actions could, from time to time, be taken by Apollo that are adverse to the Fund. Apollo may also have ongoing relationships with issuers whose securities have been acquired by or are being considered for investment by Apollo Clients. Subject to the limitations included in the Partnership Agreements, situations may arise where another Apollo Client acquires or otherwise engages in transactions with respect to securities of an entity in which the Fund has a financial interest (whether in the same or a different class of securities) or otherwise engages in selling, divesting or making further acquisitions or otherwise engage in transactions with respect to securities of such entity, including in connection with and following a co-investment. For example, the Fund may engage portfolio companies of other Apollo Clients to provide additional services with respect to the Fund’s portfolio investments. To the extent that any transactions involve the sale of securities between Apollo Clients or Atlas, or between Atlas and an Apollo Client, such transactions will be conducted in accordance with, and subject to, the terms of the Partnership Agreements and the Investment Manager’s obligations to the Fund, and to the extent that any such transactions may be viewed as a principal transaction due to the ownership interest by Apollo and its personnel, Apollo will comply with the requirements of Section 206(3) of the Advisers Act and its internal policies and the General Partner could, to the extent it determines based upon facts and circumstances of each such transaction that it is consistent with Apollo’s policies and procedures to do so, appoint one or more Conflicts Review Agents to review, among other matters, the price and other substantive terms of such transaction, the extent to which the terms have been determined on the basis of an arm’s length negotiation and other circumstances that could give rise to a potential conflict of interest, in each case, in order to determine whether such terms are fair and equitable to the Fund. The Partnership Agreements expressly permits the Fund to engage in cross trades and cross-investments with any other Apollo Client or member of Apollo (including Atlas), and acquire assets from or sell or otherwise dispose of assets to any other Apollo Client or member of Apollo (including Atlas), on arm’s length terms without the consent of the Limited Partners.

As described herein, Apollo, together with Apollo Clients, engages in a broad range of business activities and invests in a broad range of businesses and assets. The Investment Manager may take into account Apollo’s, its affiliates’ and/or other Apollo Clients’ respective interests (including reputational interests) when determining whether to pursue a potential portfolio investment for the Fund. As a result, it is possible that the Investment Manager may choose not to pursue or consummate an investment opportunity for the Fund notwithstanding that such investment may be profitable for the Fund or that the Investment Manager may choose not to pursue an investment opportunity because of the reputational, financial and/or other interests of Apollo and its affiliates.

Conflicts with Respect to Regulated Investment Grade Fixed Income Companies. The Apollo Group may establish future publicly traded vehicles, business development companies or collective investment vehicle advised, managed or sponsored by Apollo that are regulated under the Investment Company Act (or corresponding laws of a non-U.S. jurisdiction) and target, in whole or in part, the same investment opportunities as the Fund (“Regulated Investment Grade Fixed Income Companies”).

Apollo has adopted written allocation policies and procedures, as described in “—Allocation of Investment Opportunities” above, to help address conflicts arising in the allocation of resources and investment opportunities among Apollo Clients; it being understood that Regulated Investment Grade Fixed Income Companies may have orders or other regulatory requirements which affect the manner in which investment opportunities (including follow-on investments) are allocated between Apollo Clients, including the Fund. For example, the full investment opportunity could be allocated to the Regulated Investment Grade Fixed Income Companies or to the Fund, as applicable, where otherwise such opportunity would have been allocated in a pro rata or other manner in accordance with the allocation policies of Apollo or without regard to any Fund priority allocation.

The participation by such Regulated Investment Grade Fixed Income Companies in co-investments alongside the Fund could be structured for regulatory, tax or other reasons such that the Fund and such Regulated Investment Grade Fixed Income Companies participate at different levels of the capital structure of a portfolio investment or with respect to different securities of a portfolio company or otherwise have distinct control or voting rights with respect to such portfolio company, while otherwise holding the same or different security or asset in such portfolio company. Please refer to “—Capital Structure Conflicts” above with respect to considerations resulting from such conflicting capital structure arrangements. Moreover, Regulated Investment Grade Fixed Income Companies may also be subject to regulatory restrictions that may prohibit the Fund from effecting transactions (including restructurings) or participating in negotiations that might otherwise benefit the Fund if it involves simultaneous or related investments in, or in different parts of the capital structure of, the same issuer as that held by the Regulated Investment Grade Fixed Income Companies.

Capital Structure Conflicts. The Fund is permitted to invest in an issuer in which one or more other Apollo Clients or members of the Apollo Group (including Athene) hold an investment in a different class of such issuer’s debt or equity, or vice versa. For example, (i) Apollo can acquire securities or other financial instruments of an issuer for one Apollo Client or itself that are senior or junior to securities or other financial instruments of the same issuer that are held by, or acquired for, another Apollo Client (e.g., one Apollo Client could acquire senior debt while another Apollo Client acquires subordinated debt), (ii) Apollo could propose a holistic capital solutions proposal to an issuer that involves multiple Apollo Clients (including the Fund) and/or members of the Apollo Group providing financing, in the form of debt or equity, or a combination thereof investing across two or more tranches or series of such issuer’s capital structure, (iii) Apollo can permit other Apollo Clients, itself, its affiliates (including Athene) and its or their respective portfolio companies or Limited Partners to provide debt or equity financing to an issuer in which the Fund holds an investment, including in connection with or to finance a disposition of such issuer or vice versa, (iv) Apollo can permit the Fund (including together with other Apollo Clients) to provide financing to or otherwise invest in a portfolio company/portfolio investment of other Apollo Clients or Apollo, including in the form of forward flow arrangements, such as participating in short-term financing (such as warehouse facilities) and/or long term financing (such as securitizations) that are sponsored or otherwise owned or issued by such portfolio companies, issuers or their affiliated entities, and in the case of short term financing, the take out of such financing in the form of long term financing provided by other Apollo Clients and/or members of the Apollo Group, (v) Apollo may cause an Apollo Client (including the Fund) to provide financing and/or leverage to another Apollo Client (including the Fund) with respect to investments, including fund-level financings such as including subscription lines, NAV-based facilities, ABLs and other similar facilities or (vi) Apollo could cause the Fund to provide financing and/or leverage (in the form of a private investment in public equity or otherwise) to facilitate the acquisition of an acquisition target by (x) a SPAC that is managed or owned by Apollo or (y) issuers and/or businesses otherwise operated by Apollo and its affiliates. See “—Subdivision of Debt Obligations” below.

Conflicts of interest are expected to arise under such circumstances. For example, in the event that an issuer enters bankruptcy, Apollo or the Apollo Client holding securities that are senior in bankruptcy preference is expected to have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to Apollo or such Apollo Client, and Apollo might have an obligation to pursue such remedy on behalf of itself or such Apollo Client. As a result, another Apollo Client holding assets of the same issuer that are more junior in the capital structure might not have access to sufficient assets of the issuer to completely satisfy its bankruptcy claim against the issuer and suffer a loss. In such circumstances, Apollo could, to the fullest extent permitted by applicable law, take steps to reduce the potential for conflicts between the interests of each of the applicable Apollo Clients and itself, including causing one or more of such Apollo Clients to take certain actions that, in the absence of such conflict, it would not take (e.g., an Apollo Client, including the Fund, might remain passive in a situation in which it is entitled to vote, might divest itself of an asset, security or financial instrument or particular class, series or tranche of an issuer’s capital structure it might otherwise have retained, including causing such Apollo Client, including the Fund, to sell an asset, security or financial instrument to one or more other Apollo Clients (or vice versa) or to third parties, Limited Partners or investors in such other Apollo Client, might establish ethical screens or information barriers to separate Apollo investment professionals, might try to ensure that Apollo Clients own the same securities or financial instruments in the same proportion to preserve alignment of interest, might refer any such matter to the Limited Partners, or a third party unaffiliated with the Investment Manager or might invest in a particular asset or class of securities that seeks to align its interests with those of other Apollo Clients). Any such step could have the effect of benefiting other Apollo Clients or Apollo at the expense of the Fund.

Generally, in situations in which Apollo and/or another Apollo Client hold an interest in a portfolio investment that differs from that of the Fund, conflicts of interest will arise in connection with, among other things, (i) the nature, timing and terms of Apollo and/or each Apollo Client’s investment, (ii) the allocation of control and other governance rights among Apollo and/or the Apollo Clients, (iii) the strategic objectives or timing underlying Apollo’s and/or each Apollo Client’s investments, (iv) differing disposition rights, views and/or needs for all or part of an investment and/or (v) resolution of liabilities in connection with an investment among Apollo and/or the Apollo Clients. These conflicts result from various factors, including, among other things, investments in different levels of the capital structure, different measurements of control, different risk profiles, different rights with respect to disposition alternatives, different investment objectives, strategies and horizons and different target rates of return as well as rights in connection with co-investors. Additionally, for warehouse financing opportunities, securitizations and other similar structured credit opportunities where the Fund is allocated an opportunity to participate in a financing structure in which (x) Atlas, one or more other Apollo affiliates and/or one or more other Apollo Clients holds all or substantially all of the equity or more junior tranche or interest and/or (y) Atlas, one or more Apollo affiliates and/or one or more other Apollo Clients holds all or substantially all of one or more senior tranches, the General Partner could seek, as determined by it in its discretion, to have the Fund participate in such transactions when unaffiliated investors also participate alongside the Fund in a non-de minimis amount of each tranche or interest in which the Fund participates. Depending upon the facts and circumstances of a specific investment opportunity, the General Partner could seek, but is not obligated to seek, to substantiate the price terms of such transaction in its discretion, including, without limitation by using the midpoint of several recent comparable issuances with similar transaction structures and risk profiles. In the event such price terms cannot, in the General Partner’s discretion, be reasonably substantiated, the General Partner could appoint one or more Conflicts Review Agents to review, among other matters, the price and other substantive terms of such transaction, the extent to which such terms have been determined on the basis of an arm’s length negotiation and any other circumstances that could give rise to a potential conflict of interest, in each case, in order to determine whether such terms are fair and equitable to the Fund or take such other actions as the General Partner believes are necessary or appropriate in an effort to seek confirmation regarding the fairness of such terms from the perspective of the Fund. See also “—Strategic Relationship with Atlas” below.

Apollo has instituted policies and procedures that are reasonably designed to identify and address such potential conflicts of interest and that seek to ensure that Apollo Clients are treated fairly and equitably. The application by Apollo of its policies and procedures will vary based on the particular facts and circumstances surrounding each investment made by Apollo and Apollo Clients (including the Fund), or made by two or more Apollo Clients (including the Fund), in different classes, series or tranches of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure), and, as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential, or actual, conflicts of interest are addressed by Apollo. Multiple capital structure conflicts described herein could arise with respect to a single transaction or series of transactions, enhancing the potential risk of variation and inconsistency in the manner in which such conflicts are sought to be mitigated by Apollo and that the ultimate outcome for the Fund could be less favorable to the Fund than might otherwise have been the case had such transaction or series of transactions implicated fewer conflicts of interest between and among Apollo and Apollo Clients (including the Fund), especially when two or more of the following are present: (i) Apollo Clients that are also affiliates of Apollo are investing in different classes, series or tranches of the capital structure in which the Fund is investing; (ii) the proceeds of the

Fund’s investment are used, in full or in part, to retire, payoff or otherwise monetize a short term financing (such as a warehouse) by other Apollo Clients or affiliates of Apollo or their respective portfolio companies, including the Atlas business; (iii) the issuer or portfolio company sponsoring the securitization is a controlled portfolio company of an Apollo Client or the Apollo Group; or (iv) Affiliated Service Providers, including Atlas and the ACS Business, are engaged to provide services and only receive fees and other compensation upon consummation of a transaction. See “—Certain Risks Relating to the Fund’s Investments—Investments in Other Apollo Clients,” “—Certain Risks Relating to the Fund and the Interests—Allocation of Investment Opportunities” and “—Restrictions on Transactions Due to Other Apollo Businesses” and “—Affiliated Service Providers” and “—Strategic Relationship with Atlas” below. While Apollo’s policies and procedures for addressing these types of conflicts, whether between Apollo Clients and/or among Apollo Clients and members of the Apollo Group, are intended to resolve the conflicts in an impartial manner, there can be no assurance that Apollo’s own interests will not influence its conduct or that such policies and procedures will not be implemented or amended in a way that benefits Apollo or other Apollo Clients.

In addressing certain of the potential conflicts of interest described herein, Apollo and/or the General Partner may, but will not be obligated to, take one or more actions on behalf of the Fund or any other Apollo Client, including any one or more of the following: (i) causing an Apollo Client (including the Fund) to remain passive in a situation in which it is otherwise entitled to vote, which may mean that the Fund or any other Apollo Client defers to the decision or judgment of an independent, third-party investor in the same class of equity or debt securities or other financial instruments held by the Fund or such other Apollo Client; (ii) referring the matter to one or more persons not affiliated with Apollo, such as a Conflicts Review Agent, to review or approve of an intended course of action with respect to such matter; (iii) consulting with the Limited Partners on such matter or otherwise requesting that the Limited Partners approve such matter; (iv) establishing ethical screens or information barriers among its investment management business to separate Apollo investment professionals or assigning different teams of Apollo investment professionals, in each case, who are supported by separate legal counsel and other advisers, to act independently of each other in representing different Apollo Clients or Apollo Clients that hold different classes, series or tranches of an issuer’s capital structure; (v) as between two Apollo Clients (including the Fund), ensuring (or seeking to ensure) that the underlying investors therein own interests in the same securities or financial instruments and in the same proportions so as to preserve an alignment of interest; (vi) causing the Fund or another Apollo Client to divest itself of a security, financial instrument or particular class, series or tranche of an issuer’s capital structure it might otherwise have held on to, including causing the Fund or another Apollo Client to sell a security or financial instrument to one or more other Apollo Clients (or vice versa), Limited Partners or investors in such other Apollo Client; or (vii) limiting the applicable portion of the tranche that the Fund or another Apollo Client could have otherwise acquired. Any such step could have the effect of benefitting other Apollo Clients or Apollo at the expense of the Fund, and there can be no assurance that any of these measures will be feasible or effective in any particular situation, and it is possible that the outcome for the Fund will be less favorable than might otherwise have been the case if Apollo had not had duties to other Apollo Clients.

Apollo recognizes that conflicts arise under such circumstances and will endeavor to treat all Apollo Clients fairly and equitably. To that end, Apollo has adopted policies and procedures which are designed to address such potential conflicts of interest. The application of such policies and procedures are expected to vary based on the particular facts and circumstances surrounding each investment by two or more Apollo Clients in different classes, series or tranches of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure), and as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential or actual conflicts are addressed. Apollo intends to resolve such situations in an impartial manner, but there can be no assurance that their own interests will not influence their conduct.

The General Partner, the Investment Manager, their respective affiliates and the management of an issuer may be required at times to make decisions that are adverse to the interests of the equity investors in such issuer while at the same time beneficial to the debt investors in such issuer, or vice versa (for example, if such issuer or a subsidiary thereof should file for bankruptcy). For example, should the General Partner, the Investment Manager, their respective affiliates or management of an issuer act in a way that is not in the best interests of the debt investors in such issuer, then, to the extent that the General Partner, the Investment Manager, their respective affiliates or the management of such issuer are directed by Apollo, such decision could subject the General Partner, the Investment Manager and the Fund, among others, to the risk of claims to which they would not otherwise be subject, including claims of breach of the duty of loyalty or violations of securities law. In general, the Fund will indemnify the General Partner, the Investment Manager and other Indemnified Persons from such claims. To the extent that a greater number or proportion of debt investors in an issuer are Apollo Clients (or Apollo) or are investors in Apollo Clients, Apollo will be incentivized to prioritize the interests of the debt investors in such issuer (including Apollo itself) over the interests of the equity investors in such issuer (including Apollo itself), and vice versa, and Apollo will be subject to certain conflicts of interest in connection therewith.

Certain Financing Transactions Involving Portfolio Investments. The Fund is authorized to engage in cross investments with, and provide financing to or receive financing from Apollo, Apollo Clients or any of their respective affiliates or existing or potential portfolio companies or investments and can engage in financing transactions, including acting as a committed underwriter or guarantor in any such transaction, with (or cause any existing or potential portfolio investment to engage in financing transactions with) any such person (including, in each case, in connection with a disposition of a portfolio investment). The proceeds of such financing transactions could be used to, among other things, repay, redeem, or otherwise benefit Apollo, Apollo Clients, or any of their respective affiliates. Apollo anticipates that transactions of this type would be entered into where they are expected to be beneficial to the Fund or the applicable portfolio investment, such as where Apollo believes that participating in the underwriting of a portfolio investment’s debt issuances-including in connection with Apollo’s, an Apollo Client’s (including the Fund’s) or any of their respective affiliates’ or existing or prospective portfolio investment’s acquisition and financing of a portfolio investment-can provide benefits to the Fund and the relevant portfolio investment including, for example: (i) given its familiarity with such portfolio investment; (ii) when traditional sources of financing are otherwise not available due to, among other things, the then-prevailing market environment; (iii) where Apollo believes that its involvement can provide the Fund or the relevant portfolio investment with more favorable pricing, leverage or other terms than it believes in good faith are available from one or more third-party financing sources at that time; or (iv) where Apollo believes that it can otherwise benefit and/or optimize the capital structure of such portfolio investment through its knowledge, creativity and experience in structuring debt and equity investment opportunities.

Given the actual or potential conflicts of interest to which Apollo could be subject in transactions of this type, Apollo anticipates in any corporate debt financing involving the acquisition of a controlling interest in a portfolio investment by the Fund that, among other things (including the limitations set forth in the paragraphs set forth below), Apollo or its affiliates will not serve as the administrative agent, collateral agent, lead arranger or in a similar capacity in connection with such debt financing (although an Affiliated Service Provider could be a co-lead arranger or act in a similar capacity) and that Apollo affiliates and Apollo Clients that commit to or invest in such debt financings will do so on terms not materially less favorable to the Fund or the applicable portfolio investment than the terms of the debt financing that would apply to unaffiliated third parties participating in the same tranche of such debt financing. In circumstances where the financing is asset-based or otherwise non-recourse financing to the portfolio investment, while Apollo believes that the potential consequences of these actual or potential conflicts of interest are often less significant than in a corporate debt financing, Apollo could undertake similar measures that could also involve, among other things, seeking to obtain market terms or benchmarks for comparable transactions from unaffiliated third parties or other indicia of fairness to the applicable portfolio investment. However, where the Fund does not (or Apollo or other Apollo Clients do not) control the relevant investment, the foregoing measures are not expected to be undertaken, in light of the involvement of other persons unaffiliated with Apollo in such investment. Any financing transactions of this type will be made in accordance with Apollo’s policies and procedures then in effect.

Any cross investments or financing transactions of this type will be made in accordance with Apollo’s policies and procedures then in effect, and (x) no Apollo Client, affiliate of any Apollo Client or Apollo, or any of their respective issuers or portfolio companies or investments (each, an “Apollo Person” and collectively, “Apollo Persons”), will be prohibited from acquiring, or otherwise engaging in transactions, including financings, with respect to securities or other financial instruments of any person (including a special purpose vehicle) in which another Apollo Client has a financial interest (whether in the same or a different class of securities or other financial instruments) or selling, divesting, making further acquisitions or otherwise engaging in transactions with respect to securities or other financial instruments of such person, including in connection with or following a co-investment and (y) the Fund will not be prohibited from acquiring, or otherwise engaging in transactions, including financings, with respect to securities or other financial instruments of any person (including any special purpose vehicle) in which an Apollo Person has a financial interest (whether in the same or a different class of securities or other financial instruments) or selling, divesting, making further acquisitions or otherwise engaging in transactions with respect to securities or other financial instruments of such person, including in connection with or following a co-investment; provided, that any such transaction referred to in clause (x) is on market terms that are not materially less favorable to such entity than would have been the case if such entity were not an entity in which the Fund had a financial interest, and any such transaction referred to in clause (y) is on market terms that are not materially less favorable to the Fund than would have been the case if the Fund were not an entity in which such an Apollo Person had a financial interest, in each case, as determined by Apollo.

Without limiting the generality of the foregoing, Apollo, an Apollo Client, an affiliate thereof, or any of their respective portfolio companies or investments may originate or otherwise participate in a variety of direct lending opportunities (including bridge loans, secured first- and second-lien loans, convertible notes, mezzanine loans, debtor-in-possession financings and structured letters of credit), and may structure any such investments so that they may be sold in the secondary market, including to the Fund or any of its subsidiaries, Special Purpose Vehicles, alternative investment vehicles or one or more vehicles established to structure a co-investment. The Fund or its portfolio investments may borrow money or receive financing from Apollo affiliates or Apollo Clients and may invest in or finance Apollo Clients, including asset-backed securities investments, warehouse vehicles and similar structure vehicles sponsored by, related to or that otherwise constitute Apollo Clients and in some circumstances the Fund may serve as the initial or “anchor” investor in an Apollo Client as described under “—Risks Relating to Investments Generally—Investments in Apollo Other Clients” of this Annual Report. In addition, the Fund may invest in the senior, subordinated and/or equity securities of collateralized leveraged loan or debt obligations, asset-backed security vehicles and similar structured vehicles sponsored by the General Partner, the Investment Manager, Apollo, any Apollo Client, any of their respective portfolio companies or investments or any of their respective affiliates. The Fund may also purchase downgraded assets from Apollo Clients, any affiliates of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments. Additionally, Apollo could in the future sponsor, manage or advise one or more funds or accounts with an investment strategy that includes acquiring interests in the debt of, or otherwise participating in financing transactions with, portfolio investments of Apollo or Apollo Clients (including portfolio investments of the Fund) or their respective affiliates or subsidiaries. Notwithstanding anything to the contrary herein or in the Partnership Agreements, no such investment or financing transaction between any such Apollo Client, on the one hand, and any portfolio investment of the Fund or affiliate or subsidiary thereof, on the other hand, will require the approval of the Limited Partners or any other person. Any such investment or financing transaction involving any portfolio investment of the Fund or affiliate or subsidiary thereof could give rise to conflicts of interest between such Apollo Client and the Fund.

From time to time, the Fund could seek to sell all or a portion of a portfolio investment to one or more Limited Partners or investors in another Apollo Client. In such cases, such Limited Partners or other investors necessarily would receive more information about the target portfolio investment than the other Limited Partners, even if such sale is not ultimately consummated. Apollo could also be conflicted in such a sale, especially where one or more of such Limited Partners or investors is considering making additional investments in Apollo Clients or engaging in other business with Apollo or its affiliates, or where Apollo otherwise might benefit from such sale.

Certain Transactions. The Fund may engage in cross trades and cross investments with any other Apollo Client, any affiliate of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments, and may acquire securities from, or sell or otherwise dispose of securities to, any such person. Notwithstanding any prohibition or restriction contained in the Partnership Agreements, no Apollo Client, affiliate of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments will be prohibited from acquiring, or otherwise engaging in transactions with respect to financial instruments of any person (including an alternative investment vehicle, any intermediate entity or special purpose vehicle that has been or will be formed for the purpose of investing in or holding one or more financial instruments (a “Special Purpose Vehicle”) in which the Fund has a financial interest (whether in the same or a different class of financial instruments)) or selling, divesting, making further acquisitions or otherwise engaging in transactions with respect to financial instruments of such person, including following a co-investment. The Fund will not be prohibited from acquiring, or otherwise engaging in transactions with respect to, financial instruments of any person (including a Special Purpose Vehicle) in which an Apollo Client, any affiliate of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments has a financial interest (whether in the same or a different class of financial instruments) or selling, divesting, making further acquisitions or otherwise engaging in transactions with respect to financial instruments of such person, including following a co-investment. Without limiting the generality of the foregoing, an Apollo Client, an affiliate of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments may originate or otherwise participate in a variety of direct lending opportunities (including bridge loans, secured first and second lien loans, convertible notes, mezzanine loans, debtor-in-possession financings and structured letters of credit), and may structure any such investments so that they may be sold in the secondary market, including to the Fund or any of its subsidiaries, Special Purpose Vehicles, parallel trading vehicles or Co-Investment Entities. In addition, the Fund may invest in the senior, subordinated and/or equity securities of collateralized leveraged loan or debt obligations and similar structured vehicles sponsored by the General Partner, the Investment Manager, Apollo, any Apollo Client or any of their respective affiliates. The Fund may also purchase downgraded assets from Apollo Clients, any affiliates of the Fund or of any Apollo Client or Apollo, or any of their respective portfolio companies or investments.

The approval of a third party review agent will not be required for any transaction entered into by the Fund with any member of the Apollo Group (as defined below) that is on arm’s-length terms or on terms that are no less favorable to the Fund than the terms or conditions that could be obtained from a third party with commensurate skill, expertise or experience (to the extent applicable).

“Apollo Group” means Apollo; provided, however, that “Apollo Group” shall not include any Apollo Client or its portfolio companies or investments.

Strategic Relationship with Atlas. In 2023, an affiliate of Apollo purchased a significant portion of Credit Suisse’s former Securitized Products Group, which resulted in a majority of the assets and professionals associated therewith to become part of Atlas. As a result of the acquisition, an affiliate of Apollo is the majority shareholder of, and controls, Atlas. Atlas is primarily focused on providing asset-backed financing, securitization, and other financing solution and capital markets services across the structured products ecosystem, such as origination, structuring and arranging, advisory, servicing, secondary trading, administrative agency, valuation, underwriting, placement and related activities and services. Atlas provides services across a wide range of asset classes within residential and commercial real estate, and corporate and consumer debt. Atlas serves hundreds of clients throughout the growth lifecycle from early stage to mature public companies, and provides asset-backed warehouse financing, forward flow and asset purchases and capital markets and distribution services to its clients and counterparties, provides such services to Apollo, its affiliates and Apollo Clients (including the Fund) and their respective affiliates, and could also provide opportunities to Apollo Clients (including the Fund) in respect of financing opportunities, both short-term and long-term, in which the borrower or issuer, or holder of a junior tranche of residual interest is, among other things, a portfolio company or other issuer of an Apollo Client and/or Apollo. See also “—Capital Structure Conflicts” above. Atlas primarily originates investment-grade assets to a broad range of investors and which align with the balance sheet needs of Athene, Athora and other retirement services companies that primarily hold their assets in high grade credit instruments, and it is anticipated that such investors will hold the more senior tranches of structured financings originated by Atlas, including those in which the Fund participates.

There are circumstances in which actual, potential or perceived conflicts of interest could arise between Atlas, Apollo and their affiliates and Apollo Clients given, among other things, Apollo’s ownership interest in Atlas and corresponding incentive to (i) support the growth of the Atlas business and increase its expected revenue, (ii) source additional investment grade investment opportunities for the Athene Group and the Athora Group and (iii) increase other economic benefits (including fees generated by Atlas as a provider of services) that would result from such growth and inure to the benefit of Apollo. Without limiting the scope of potential or perceived conflicts of interest, Apollo could be incentivized to source a portion, which could be material or non de minimis, of the Fund’s investment portfolio from the Atlas business, as well as other platforms and portfolio companies owned by Apollo Clients or affiliates of Apollo, and such investments could be in the form of shorter-duration warehouse facilities in which Atlas, Apollo and their respective affiliates, or other Apollo Clients, hold all or portions of the capital structure of such securitizations that take-out or otherwise replace such facilities, including in transactions where the involvement of third-party investors is less-than-expected. The Fund’s participation in such shorter duration warehouse facilities is predicated in part on the assumption that longer-term financing solutions in the form of securitizations will be consummated at periodic intervals; however such assumptions are based upon sufficient investor demand for securitizations (including the demand of the Athene Group) and, to the extent there are capital market dislocations or other unanticipated market events, the ability of the Fund to exit such short-term financings could be adversely impacted. As stated above, Atlas is expected to provide services in connection with such investment structures and origination, structuring, advisory and related activities and services, and, as majority shareholder of Atlas, Apollo will be entitled to a portion (which could be substantial) of the fees and other compensation received by Atlas that are associated with such arrangements. Any such fees and other compensation will not offset or otherwise diminish management fees and other compensation earned by Apollo in respect of the Fund. To the extent any Atlas transaction for an Atlas Financed Company (as defined below) requires a committed funding backstop, such a commitment could be provided by Apollo Clients (including the Fund) and Apollo will seek to ensure that fees or other renumeration earned or otherwise payable to the back-stop providers, which could include Atlas, will be allocated in a manner viewed as fair and equitable to all constituencies; provided, that in connection with backstop commitments, it is expected that one or more Affiliated Service Providers will earn fees which likely will diminish the overall amount of fees or other renumeration earned or otherwise payable to the back-stop providers, such as the Fund. The Fund providing a back-stop commitment is subject to the actual, potential or perceived conflicts of interest described above. There is no assurance that such arrangements will be on arm’s length terms or on terms that are as favorable as if the services had been provided by a person in which Apollo has no financial interest. Further, given Apollo’s economic interest in such arrangements, Apollo is incentivized to maximize the usage and pricing associated with such arrangements.

Atlas personnel have or will enter into certain consulting or similar agreements with Apollo in order to provide certain operational and other consulting services to Apollo, Apollo Clients and their respective investments, including the Fund. Further, certain Atlas personnel could become employees of Apollo or maintain a co-employee relationship between Apollo and Atlas or vice versa. In each instance, the applicable Apollo Clients, including the Fund or their respective investments will bear the fees, costs and expenses associated with such consulting or employment arrangements. As described above in respect of AGS, personnel of Atlas are also AGS registered representatives who operate as part of ATLAS SP Securities, which is deemed a “DBA name” of AGS and a division of AGS. See also “—Conflicts Review Agent” below.

Atlas and/or one or more other Apollo Clients (including, potentially, the Fund) are expected to, from time to time, participate in underwriting syndicates and/or selling groups with respect to the equity or debt instruments of issuers to which Atlas, prior to such issuance, has provided warehouse financing (such issuers, including control and non-control investments of Apollo Clients or Apollo and/or its affiliates, to which Atlas provides warehouse financing, “Atlas Financed Companies”), which equity or debt instruments are then issued to or acquired by Apollo Clients, including the Fund, and/or their existing or potential investments, exclusively or in addition to third parties, including in accordance with a back-stop commitment as referenced above. Apollo will seek to address such actual, potential or perceived conflicts of interest implicated by the foregoing financing transactions by ensuring that any such Atlas Financed Companies accept any bids made by such Apollo Clients, including the Fund, or such investments on an independent basis; provided, that such Atlas Financed Companies could view the economic terms of the entire financing package in the aggregate without affirmatively approving the economic terms of each tranche.

In connection with providing holistic capital solutions to Atlas Financed Companies, the warehouse financing opportunities, securitizations and other similar structured credit opportunities could be internally tranched (i.e., as among Atlas, Apollo Client(s)), including the Fund, the Athene Group and the Athora Group, such that Atlas, Apollo Client(s), the Athene Group and the Athora Group invest across two or more tranches with differing priorities of payment. See also “—Subdivision of Debt Obligations” below. Participating Apollo/Atlas funding sources, including the Fund, will generally participate on price terms that are determined by Apollo in its reasonable discretion, including, for example, by using the midpoint of several recent comparable issuances with similar transaction structures and risk profiles, or such other methodologies as Apollo’s determines are appropriate given the particular facts and circumstances of a particular financing. In the event such price terms cannot, in Apollo’s discretion, be reasonably substantiated, the General Partner or the Investment Manager could appoint one or more third-party review agents to review, among other matters, the price and other substantive terms of such transaction, the extent to which such terms have been determined on the basis of an arm’s length negotiation and any other circumstances that could give rise to a potential conflict of interest, in each case, in order to determine whether such terms are fair and equitable to the Fund or take such other actions as the General Partner or the Investment Manager believes are necessary or appropriate in an effort to seek confirmation regarding the fairness of such terms from the perspective of the Fund. Notwithstanding the foregoing, Apollo is not obligated to take any of the preceding actions in any particular circumstance, and could take none of the foregoing, and determine to use a different course of action to mitigate actual, potential or perceived conflicts of interest that could arise, on a case-by-case basis as it deems appropriate in its discretion. See also “—Capital Structure Conflicts” above.

In connection with such activities, Atlas or Affiliated Service Providers, including the ACS Business will receive fees, other compensation or reimbursements for costs or expenses in connection with providing services and Apollo will ultimately receive the benefit of various streams of revenues generated as a result of such transactions, as a result of, among other things, ownership of the Atlas business. Such fees, compensation or reimbursements received will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, Atlas or the applicable Affiliated Service Provider. Additionally, the Fund and/or one or more other Apollo Clients and/or their portfolio companies or other issuers are expected to, from time to time, engage Affiliated Service Providers, including Atlas, for debt, securitization and other structuring services in connection with transactions in which the Fund and or such other Apollo Client(s) would ultimately bear such Affiliated Service Provider’s fees, without any offset to management fees. In such circumstances, the General Partner will seek to confirm that the fees payable to such Affiliated Service Provider (including Atlas) in order to determine whether such terms are not materially less favorable than terms that could be obtained from a third party with commensurate skill, expertise or experience (to the extent applicable) in light of the services required. Any income generated by Apollo or Atlas from any such arrangements will not reduce any fees (including management fees) payable by the Fund or any other person to Apollo and its affiliates. See also “—Affiliated Service Providers” below.

Apollo’s own interests will influence how these conflicts in respect of Atlas will be resolved, and there is no assurance that Apollo will prioritize the interests of the Fund as compared to other constituencies involved in Atlas related transactions and investments. For example, Apollo could be perceived to have an incentive to favor the interests of Atlas and Atlas Financed Companies that are controlled portfolio companies and cause the Fund to participate in a mezzanine tranche in order to facilitate a transaction that ultimately benefits Apollo. While Apollo’s policies and procedures for addressing the conflicts between its clients in these situations are intended to resolve the conflicts in an impartial manner, there can be no assurance that Apollo’s own interests will not influence its conduct.

Participation; Assignments. From time to time, issuers of the Fund could offer to other Apollo Clients participations in and/or assignments or sales of loans and securities that such issuers have originated or purchased. In the event of such an offer to other Apollo Clients, in certain circumstances (such as in a “season and sell” structure) the price of the participation, assignment or sale will not be set by the General Partner, the Investment Manager or the Fund, but rather will be established based on third-party valuations. In determining the target amount to allocate to a particular investment opportunity, the Fund will take into consideration the fact that it anticipates selling, assigning or offering participations in such investment to third parties and to other Apollo Clients as described above. If such issuers are not successful in offering such participations, assignments or sales, the Fund will be forced to hold the portion that it intended to transfer or syndicate, until such time as it can be disposed. This could result in the Fund being “overweighted” with respect to a particular borrower, issuer or company.

Subdivision of Debt Obligations. The Investment Manager, acting in respect of the Fund and other Apollo Clients, is permitted, from time to time, to subdivide a debt obligation into two or more tranches, each of which has different terms from the original obligation with respect to interest and principal repayment, seniority and subordination, default remedies, rights to collateral and other matters. The owner of the original obligation, which could have been acquired directly from a borrower in a negotiated transaction or in the secondary market, can retain an interest in one or more tranches and elect to dispose of any such interests, including in related-party transactions between the Fund and other Apollo Clients. The subdivision or “tranching” of debt obligations typically will be undertaken when Apollo determines that it can achieve competitive advantages or other benefits. For example, a borrower would be expected to favor a lender that is prepared to negotiate a single, consolidated credit arrangement, instead of having to negotiate senior and subordinated loans and/or secured and unsecured loans with multiple lenders. Tranching can also facilitate access to debt obligations or other securities having specific features that suit the differing risk and return parameters of different Apollo Clients (including the Fund) on a more customized basis than is available in the market at a particular time. Participation by the Fund in these tranching activities, either as a creator/seller of tranches to or as a purchaser from other Apollo Clients, will give rise to a variety of potential conflicts of interest with Apollo and other Apollo Clients. While the foregoing parameters are generally governed by the terms of Apollo’s policies and procedures (and not the Partnership Agreements), no assurance can be given that such policies and procedures will be applied in a manner that benefits the Fund. See also “—Terms of Tranches,” “—Exercise of Rights and Remedies” and “—Bankruptcy and Other Distressed Situations” below.

Terms of Tranches. The terms of the tranches, including pricing terms and other terms, including inter-creditor rights and obligations between or among the holders of the different tranches, typically will not be the result of any arm’s length negotiations. Apollo will endeavor to ascertain and adhere to prevailing market practices at the time that the terms of the tranches are established. However, for any particular terms, there can be no assurance that a prevailing market practice exists or can be readily ascertained or that it will be adopted if there are circumstances that cause Apollo to conclude that it is not appropriate in a particular case.

Exercise of Rights and Remedies. Once different tranches have been allocated among the Fund and other Apollo Clients, a variety of situations could arise in which the holders of a particular tranche will have the opportunity to enforce rights or remedies relating to the borrower, or to vote on or consent to waivers, amendments or other changes. In general, if the relevant documents give holders of one tranche a right to take action, Apollo expects that under most circumstances, it will take such action in the manner that it believes to be in the best interests of such holders, without regard to the consequences for holders of other tranches, including the Fund or other Apollo Clients. A decision on any of these matters on behalf of holders of one tranche could have an adverse effect on the expected return for holders of other tranches. In these circumstances, Apollo could consider whether there are alternative measures that could fairly reconcile the competing interests of its clients, but there can be no assurance that such alternative measures will be available. As a result, Apollo could be required to take, or not take, an action that will place the interests of another Apollo Client ahead of those of the Fund. Alternatively, if the Fund is the owner of a tranche in which unaffiliated investors also own a material interest, and other Apollo Clients own an interest in a different tranche, in order to mitigate conflict with such other Apollo Clients, Apollo could elect to take a passive approach in which it allows the unaffiliated holders to guide the action to be taken or not taken.

Bankruptcy and Other Distressed Situations. When a debtor with different classes of outstanding debt becomes bankrupt or experiences severe financial distress, a resolution of the situation often requires adversarial judicial proceedings or contentious negotiations. If this were to occur with respect to a debtor for which the Fund and other Apollo Clients hold different tranches of debt or other securities, it generally will not be feasible for Apollo to advocate effectively for the interests of all of its clients to the extent that there are conflicting or competing interests among holders of different tranches. As a threshold matter, Apollo expects that in a bankruptcy or other distressed situation, it will generally consider whether it is necessary or appropriate to arrange for separate legal counsel to be engaged on behalf of each separate tranche in order to analyze and identify the available rights, remedies, potential claims and legal strategies for seeking to maximize the recovery potentially available to the tranche, unless the outcome for a particular tranche is clear and certain. It is anticipated that, where feasible, an effort will be made to fashion a compromise solution. Any such effort to reach a compromise solution could result in the Fund and, in turn, other Apollo Clients, experiencing a worse outcome than they might have achieved in the absence of Apollo’s conflicting loyalties. In certain circumstances, Apollo could seek to mitigate the conflict by delegating certain decision-making responsibilities on behalf of the Fund or other Apollo Clients to unaffiliated third parties, or by seeking to dispose in whole or in part of one or more tranches. Alternatively, Apollo can seek to accommodate the competing interests of Apollo Clients by assigning different teams of Apollo investment professionals, supported by separate legal counsel and other advisers, to act independently of each other in representing different tranches. There can be no assurance that any of these measures will be implemented, feasible or effective in any particular situation, and it is possible that the outcome for the Fund, and in turn, the Apollo Client, will be less favorable than might otherwise have been the case if Apollo had not had duties to Apollo Clients holding other tranches.

While Apollo anticipates that, over time, the overall benefits of permitting multiple clients, including the Fund, to participate in different tranches will outweigh the potential disadvantages in particular circumstances, there is no way to predict whether these net benefits will ultimately be achieved. Moreover, Apollo’s own interests will influence how conflicts between clients in these situations will be resolved. For example, Apollo will be perceived to have an incentive to favor the interests of Apollo Clients that invest primarily in more subordinated classes of debt, since Apollo’s compensation from such clients is generally higher than the compensation earned from clients that invest primarily in more senior debt. While Apollo’s policies and procedures for addressing the conflicts between its clients in these situations are intended to resolve the conflicts in an impartial manner, there can be no assurance that Apollo’s own interests will not influence its conduct or the outcome of any conflict of interest solutions.

Brokerage Commissions. The Fund’s securities transactions generate brokerage commissions and other compensation, including clearing fees and charges, all of which the Fund, not the General Partner, the Investment Manager or any of their respective affiliates, will be obligated to pay. The General Partner and the Investment

Manager have sole discretion in deciding what brokers and dealers the Fund uses, including AGS, and in negotiating the rates of brokerage commissions and other compensation the Fund pays. In selecting brokers and negotiating commission rates, the General Partner or the Investment Manager (i) will take into account such information they deem appropriate, (ii) need not solicit competitive bids and (iii) do not have any obligation to seek the lowest available commission cost or spread. The Fund buys and sells securities directly from or to dealers acting as principal at prices that include markups or markdowns, and buys securities from underwriters or dealers in public offerings at prices that include compensation to the underwriters and dealers. While the Investment Manager generally seeks reasonably competitive trade execution costs, the Investment Manager will not always pay the lowest spread, price, mark-up, or commission available. The Investment Manager is permitted to select a broker-dealer based upon services provided, including an affiliated broker like AGS. In return for such services, the Investment Manager could pay a higher transaction cost than other broker-dealers would charge if it is determined in good faith that the cost is reasonable in relation to the services provided. No accounting to Apollo Clients will be required. Further, Apollo is incentivized to execute transactions through AGS because such transactions result in additional compensation to AGS and, in turn, Apollo; however, such conflicts are in part mitigated by the fact that transactions executed through AGS are subject to Apollo’s best execution policy, fiduciary obligations, and, in certain instances, Apollo’s cross trade & principal transaction policy. Any use of commissions or “soft dollars” generated by the Fund to pay for brokerage and research products or services will fall within the safe harbor created by Section 28(e) of the Exchange Act.

Information Barriers. Apollo currently operates with few (and generally without) ethical screens or information barriers among its investment management businesses that many other investment management firms or other similar institutions implement to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. In an effort to manage possible risks arising from Apollo’s decision not to implement such screens, Apollo maintains a code of ethics and provides training to relevant personnel with respect to conflicts of interest and how such conflicts are identified and resolved under Apollo’s policies and procedures. In addition, Apollo’s compliance department maintains a list of restricted securities with respect to which Apollo could have access to material non-public information and in which Apollo Clients are not permitted to trade. In the event that any employee of Apollo obtains such material non-public information with respect to any one of Apollo’s investment management businesses, Apollo will be restricted in acquiring or disposing of the relevant investments on behalf of Apollo Clients, which could impact the returns generated for such Apollo Clients. Notwithstanding that Apollo maintains few information barriers among its investment management businesses, Apollo expects, in certain cases, to manage possible risks associated with access to material non-public information by maintaining information barriers that limit the dissemination of material non-public information concerning certain Apollo strategic and other transactions to a designated group of Apollo personnel.

Clients could be adversely impacted in such circumstances. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material nonpublic information could fail and result in Apollo, or one of its investment professionals or other employees, buying or selling a security while, at least constructively, in possession of material nonpublic information. Inadvertent trading while Apollo is in possession of material nonpublic information could have adverse effects on Apollo’s reputation, result in the imposition of regulatory or financial sanctions and/or reputational damage to Apollo and, as a consequence, negatively impact Apollo’s ability to provide its investment management services to Apollo Clients.

In addition, Apollo’s investment professionals or other employees will acquire, in their capacities as investment professionals or otherwise of one or more Apollo Clients (including the Fund), nonpublic information regarding investment opportunities, business methodologies, strategies and other proprietary information that is shared with and ultimately used for the benefit of other Apollo Clients, including Apollo Clients (other than the Fund) within Apollo’s private equity business segment or in Apollo’s credit or real assets business segments. Further, the significance of Apollo’s assets under management with respect to its credit and insurance platforms could have a material adverse effect on the ability of the Fund to take advantage of investment opportunities that might otherwise have been suitable. Although Apollo will endeavor to ensure that such information sharing and use does not prejudice the Fund or one or more other Apollo Clients, there can be no assurance that such endeavors will be sufficient or successful.

While Apollo currently operates with few (and generally without) information barriers among its investment management businesses, Apollo could be required by certain regulations, or decide that it is advisable, to establish information barriers among its investment management businesses. In such event, Apollo’s ability to operate as an integrated investment management businesses would be impaired, which would limit the Investment Manager’s access to certain Apollo personnel and information and could adversely impact its ability to manage the Fund’s investments. The establishment of such information barriers could also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which could adversely affect Apollo’s business and the Fund.

Management Team. Apollo and its personnel will have conflicts of interest in allocating their time and services among Apollo Clients, other business activities of Apollo and personal investment activities. The Investment Manager’s personnel will work on other projects, including other Apollo Clients and Apollo’s other existing and potential business activities (including Apollo-sponsored SPACs and their acquisition targets). In addition, Apollo’s personnel will participate in the management of the investment activities of other Apollo Clients concurrently with their obligations to the Fund. In certain circumstances, it is possible that the investments held by such Apollo Clients will be in competition with those of the Fund. None of the Limited Partners will have an interest in investments made by such other Apollo Clients solely by reason of their investment in the Fund.

Employees of Apollo may, from time to time, serve as directors or as board observers with respect to portfolio companies or other operating entities, the securities of which are purchased on behalf of Apollo Clients. In the event that Apollo (i) obtains material nonpublic information in such capacity with respect to any such portfolio companies or entity or (ii) is subject to trading restrictions pursuant to the internal policies of such portfolio companies or entity, Apollo will be restricted from engaging in transactions with respect to the securities or instruments of such issuer. Such a restriction could have an adverse effect on the Fund and other Apollo Clients.

Conflicts of interest are expected to arise because Apollo employees (including personnel dedicated to the Fund) will serve as directors, board observers or management committee members or in a similar capacity, of certain of the Fund’s portfolio investments. In addition to any fiduciary duties Apollo employees owe to the Fund as directors or management committee members of its portfolio investments, such employees often owe fiduciary duties to shareholders of such issuer, which in many cases are other Apollo Clients, and to persons other than the Fund. In general, such director or similar positions are often important to the Fund’s investment strategy and often have the effect of enhancing the ability of Apollo to manage investments. However, such positions could also have the effect of impairing the ability of Apollo to sell the related securities when, and upon the terms, it otherwise desires. In addition, such positions can place Apollo employees in a position where they must make a decision that is either not in the best interests of the Fund or not in the best interests of the shareholders of the Fund’s portfolio investments. Should an Apollo employee make a decision that is not in the best interest of such owners, such decision could subject Apollo and the Fund to claims that they would not otherwise be subject to as an investor, including claims of breach of the duty of loyalty, securities claims and other director-related claims. In addition, because of the potential conflicting fiduciary duties, Apollo could be restricted in choosing investments for the Fund, which could negatively impact returns received by the Fund.

Outside Activities of Apollo Personnel and Their Related Parties. Apollo’s Chief Executive Officer, former managing partners and certain other Apollo senior personnel have established and others could establish family offices (each, a “Family Office” and collectively, the “Family Offices”) to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities and their respective involvement in such Family Offices could require the respective resources and attention of each such managing partner, the Chief Executive Officer and/or certain senior personnel who may also have responsibilities to the Fund’s affairs. The investment activities of the Family Offices and the involvement of the Chief Executive Officer and other Apollo senior personnel in these activities give rise to potential conflicts between the personal financial interests of such personnel and the interests of the Fund or other Apollo Clients. Interests could conflict, for example, if one of the Family Offices holds debt obligations or securities in an issuer in which the Fund or another Apollo Client owns equity or subordinated debt. Such investments in different parts of a company’s capital structure present potential conflicts of interest when the company is, for example, experiencing financial distress. Additionally, such Family Offices could purchase investments in the same tranche or series as the Fund or other Apollo Clients at the same time or different times by purchasing such interests from a Syndication Entity. See “—

Certain Risks Relating to the Fund’s Investments—Co-Investments and Other Investments; Syndication” and “—Syndication Entities” herein. Apollo has adopted certain procedures designed to seek to mitigate certain of these potential conflicts of interest (for example, by requiring investment professionals employed by the Family Offices to refrain from making direct investments in issuers or other investments that are controlled by the Fund or other Apollo Clients or that are the subject of announced transactions involving the Fund or other Apollo Clients) but there can be no assurances that such procedures reduce or eliminate such conflicts of interest.

Also, Apollo personnel are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as securities of other companies, some of which will be competitors of the Fund. Further, there could be circumstances where such relationships and investments generate opportunities for the Fund and vice versa and such Family Offices could co-invest with Apollo Clients. Limited Partners will not receive any benefit from any such investments, and the financial incentives of Apollo personnel in such other investments could be greater than their financial incentives in relation to the Fund. Further, Apollo could, on a discretionary or other basis, manage accounts for such Family Offices, including funds with overlapping mandates, and without such Family Offices paying any fees or carried interest. Such accounts could be treated as Apollo Clients for purposes of the allocation policy or as Co-Investors, which gives rise to potential or actual conflicts of interest.

Additionally, certain personnel and other professionals of Apollo have family members or relatives that are actively involved in industries and sectors in which the Fund invests or have business, personal, financial or other relationships with companies in such industries and sectors (including the advisors and service providers described herein) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of the Fund or other counterparties of the Fund and its issuers and/or assets. Moreover, in certain instances, the Fund or its issuers may purchase or sell companies or assets from or to, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, the Fund will not be precluded from undertaking any of these investment activities or transactions. To the extent Apollo determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by Apollo. The Limited Partners rely on Apollo to manage these conflicts, in its discretion.

Other Benefits. Apollo, its affiliates and their personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Fund, which will not offset or reduce management fees or otherwise be shared with the Fund, its issuers or the Limited Partners. For example, airline travel or hotel stays will result in “miles” or “points” or credit in loyalty or status programs, and such benefits will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Apollo, its affiliates or their personnel or related parties receiving them, even though the cost of the underlying service is borne by the Fund as an Operating Expense or by its issuers. Similarly, Apollo, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by issuers and customers or suppliers of such issuers, which will not be shared with the Fund or the Limited Partners.

Affiliated Service Providers. The Fund and its existing and potential issuers will engage Affiliated Service Providers, which could include, for this purpose, issuers and/or portfolio companies of Apollo, Athene, Athora or other Apollo Clients, to perform certain services or engage in financial transactions, including those described herein. For example, an insurance company owned by an Apollo Client and its parallel funds and/or alternative investment vehicles, could provide insurance products and services to the Fund or one or more of its issuers. Affiliated Service Providers receive compensation based on, among other things, the performance of the issuers that they service or the investments that they identify and are also generally entitled to expense reimbursement. Therefore, it is possible that certain Affiliated Service Providers may receive incentive compensation from the Fund or an issuer, separate from the incentive allocation borne by Limited Partners and even if the Fund, as a whole, has not performed such that incentive allocation would be due at the time. Such compensation arrangements may create an incentive to make investments or investment decisions that are riskier or more speculative than would be the case if such arrangements were not in effect. In addition, because performance-based compensation may be calculated on a basis that includes unrealized appreciation of the Fund’s issuers, such performance-based compensation may be greater than if such compensation were based solely on realized gains. Certain of such Affiliated Service Providers and the types of services they provide and the activities in which they engage are described below. Apollo, in its sole discretion, will determine the compensation to be paid to any such Affiliated Service Provider and there is no guarantee that such compensation will be consistent with market terms or that a third party would not have provided the same services at more favorable rates. Compensation could be in the form of reimbursement for overhead and other expenses incurred by Affiliated Service Providers, including costs that are not directly related to the provision of services, and such reimbursement could be substantial and could result in non-pro-rata expense allocations to the extent an Affiliated Service Provider or related entity also participates in the investment opportunity. Further, no two services that may be provided by Affiliated Service Providers or third parties are identical, and for services that could be customized, variation on terms associated with such services (including price) could be significant. As such, any “market terms” that Apollo determines, in its sole discretion to be a relevant comparison to services that could be provided by Affiliated Service Providers could take into account, among other factors deemed by Apollo to be relevant, prior experience, quality accessibility of the relevant service and ability to customize the services. However, it could be the case that Apollo determines that the services to be provided by Affiliated Service Providers are unique and there are no relevant or a limited set of market comparisons. These determinations (like many others) that are made by Apollo are subjective, and Apollo will face a conflict of interest in making them.

AGS is an Affiliated Service Provider that may, depending on the terms of its engagement, be compensated based on the size and/or successful closing of a transaction. This may give persons associated with AGS an incentive to use AGS in addition to, or in lieu of, unaffiliated service providers. The receipt of transaction-based compensation may also cause persons associated with AGS to focus on the successful completion of a transaction rather than on other factors.

The relationship between Apollo and any Affiliated Service Provider, including AGS, AGF or RRAM, will give rise to conflicts of interest between Apollo and the Affiliated Service Provider, on the one hand, and Apollo Clients (including the Fund), on the other hand, to or with respect to whom such Affiliated Service Provider provides services, or in respect of Apollo Clients (including the Fund) that have an interest in any potential or existing issuer or portfolio investment to or with respect to which any such Affiliated Service Provider provides services on the other hand. In particular, Apollo, through its interest in any Affiliated Service Provider engaged by the Fund or an issuer, will be subject to conflicts of interest as between its economic interest in such Affiliated Service Provider and its obligations to the Fund or such issuer.

Certain Apollo professionals and other persons (including persons associated with AGS or AGF) that are involved in providing origination, sourcing, portfolio management, syndication or other services to the Fund or its issuers on behalf of Apollo (including Apollo investment professionals dedicated to, among other things, the Fund) will also be involved in the business and operations of Affiliated Service Providers, including the activities of AGS and AGF described below. Such management persons will face conflicts of interest in dedicating time and resources to the Fund, which could have a detrimental effect on the Fund’s performance. In addition, issuers of the Fund and third parties that are seeking financing, which could come from Apollo Clients (including the Fund), are expected to engage Affiliated Service Providers, including AGS or AGF, to provide services, which gives rise to potential conflicts of interest in respect of the selection of the Affiliated Service Provider. In particular, such engagements could create a perception that Apollo has sought to influence the decision by a portfolio investment’s management to retain an Affiliated Service Provider or otherwise transact with an Affiliated Service Provider, instead of other service providers or counterparties that are more appropriate or offer better terms. Apollo addresses these conflicts of interest by providing in its Code of Ethics that all supervised persons have a duty to act in the best interests of each Apollo Client, including the Fund, and by providing training to supervised persons with respect to conflicts of interest and how such conflicts are identified and resolved under Apollo’s policies and procedures. Additionally, the General Partner may appoint a Conflicts Review Agent to review and approve any such engagement with an Affiliated Service Provider to the extent that the General Partner determines it is consistent with Apollo’s policies and procedures to do so.

In addition, an Affiliated Service Provider can provide services, including for compensation, to third parties (including issuers, as described below), including third parties that are competitors of Apollo or one or more of its affiliates, Apollo Clients or their existing or potential issuers or portfolio investments. In such cases, the Affiliated Service Provider will generally not take into consideration the interests of the Fund or its issuers, but rather will take into account its own interests. An Affiliated Service Provider also can come into possession of information that it is prohibited from acting on (including on behalf of the Fund) as a result of applicable confidentiality requirements or applicable law, even though such action or disclosure would be in the best interest of the Fund. See also “—Information Barriers” above.

Further, conflicts of interest will arise in connection with an Affiliated Service Provider’s provision of services to or in respect of an Apollo Client or an existing or potential issuers on account of, among other things, (i) Apollo, together with the Affiliated Service Provider, viewing the relevant Apollo Client or potential or existing issuers as a source of revenue (which would in most instances not result in a reduction of management fees payable by the applicable Apollo Client), (ii) an existing or potential issuers engaging an Affiliated Service Provider in an effort to obtain equity, debt or other forms of financing or investment by Apollo Clients (including the Fund), including in connection with services provided or to be provided by an Affiliated Service Provider in respect of a class, tranche or series within such company’s capital structure (or such company’s capital structure as a whole) in which such Apollo Client(s) are not invested or are not expected to invest (and in such circumstance such Apollo Clients are invested or are expected to invested in a different class, tranche or series within such company’s capital structure), (iii) the sourcing and approval of potential Fund investments that result in incremental revenue to such Affiliated Service Provider (including in circumstances where such revenue would not have existed but for a potential or existing issuer’s or portfolio investment’s engagement of such Affiliated Service Provider), including as a means to facilitate the engagement of such Affiliated Service Provider by any such company or investment in connection with a contemporaneous investment in such company or investment by an Apollo Client (including the Fund), (iv) Apollo compensation arrangements with respect to such revenue and (v) the allocation of a given investment opportunity, including the under- or over-commitment of certain Apollo Clients, and/or the inclusion or exclusion of certain Apollo Clients (in whole or in part) from such investment opportunity, as a means to ensure the payment of such revenue.

Apollo Capital Solutions. Apollo Capital Solutions (“ACS”) focuses on (i) sourcing investment opportunities for third parties and Apollo Clients and their respective portfolio investments, (ii) maintaining relationships with the capital markets community in an effort to help Apollo Clients and their respective portfolio investments to raise debt and equity capital and optimize capital structures through creative financing solutions and (iii) structuring capital solutions in an effort to enhance clients’ and clients’ portfolio investments’ ability to syndicate, place or otherwise transfer loans, securities and other financial instruments arising from financings in an effort to drive positive outcomes for third parties and Apollo Clients and their respective portfolio investments (the “ACS Business”). The ACS Business also provides a variety of services with respect to both security and non-security financial instruments, including loans, such as originating, arranging, structuring and syndicating loans and private debt, as well as providing mergers & acquisitions, capital markets and debt advisory services, hedging arrangements, hedging guarantee and/or other credit support and other similar services. The ACS Business is conducted via several affiliates of Apollo, including, without limitation, (i) AGS, an SEC-registered broker-dealer and FINRA member, which also seeks to provide liquidity in secondary markets to AGS Institutional Clients (as described and defined below) and may execute Apollo Client trades on a principal, riskless principal, or agency basis in respect of, e.g., equity securities, corporate debt securities, mortgages, receivables, and other asset-backed securities, (ii) AGF, which provides a variety of services with respect to non-security financial instruments that are not subject to broker-dealer regulations, such as arranging, structuring, and syndicating loans, including subscription lines, ABL, and NAV facilities or other forms of fund-level financings for Apollo Clients, and providing debt advisory and other similar services, including in respect of secondary trading activities, as appropriate, (iii) Apollo Administrative Agency LLC, which provides administrative and collateral agency services with respect to loan financings, (iv) Apollo Capital Solutions Europe B.V. (“ACSE”), a Dutch broker-dealer that provides financial intermediation services for European-based transactions, and (v) Apollo Management Singapore Pte. Ltd., a Singapore entity that provides certain services for Asian-based transactions. The nature of the proposed services to be provided by the ACS Business, the geographic location of such services and/or the underlying transaction, and any applicable regulatory, tax or other similar considerations will impact which specific affiliate of Apollo will be engaged and/or receive fees for such services. Unless otherwise determined by the General Partner, in its discretion, fees and other compensation received by the ACS Business and other forms of remuneration, including expense reimbursement do not reduce any management fees paid by the Fund and all or a portion of such fees will be retained by, and be for the benefit of, the ACS Business.

AGS is a broker-dealer registered with the SEC and a member of FINRA, and is authorized to perform, among other things, the following services: (i) broker or dealer making inter-dealer markets in corporate securities over-the-counter; (ii) trading securities for its own account; (iii) broker or dealer selling corporate debt securities; (iv)

underwriter or selling group participant (for corporate securities other than mutual funds) in firm commitment offerings; (v) mergers and acquisitions and corporate finance advisory services; (vi) U.S. government securities dealer; (vii) U.S. government securities broker; (viii) private placements of securities; (ix) broker or dealer selling interests in mortgages or other receivables, including asset-backed securities; and (x) marketing of private funds (affiliated and unaffiliated alternative investment vehicles, such as private equity funds, hedge funds and real estate funds), including solicitation activities to qualified purchasers as defined under the Investment Company Act. AGF provides a variety of services with respect to financial instruments that are not subject to broker-dealer regulations, such as arranging, structuring and syndicating loans and providing debt advisory and other similar services. AGS’s private placement services include placement of Apollo Clients (including Atlas), and its underwriting services include syndicating transactions for existing and potential portfolio investments of Apollo Clients. AGS’s underwriting services are provided to Apollo Clients, existing and potential portfolio investments of Apollo Clients and existing and potential issuers. Where AGS or ACSE serves as underwriter with respect to an issuer’s securities, the Fund will generally be subject to a “lock-up” period following the Private Offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Fund’s ability to dispose of such securities at an opportune time.

In the future, the ACS Business could expand the scope of services that it provides and for which it receives fees or other compensation from Apollo Clients and their portfolio companies or other issuers. The services provided by the ACS Business have become increasingly prevalent and are expected to expand beyond the scope of the foregoing, given continuing changes in the regulatory environment for banks, and the rise in capital solutions or similar transactions that are directly sourced or originated by Apollo, without the use of traditional, third party financial intermediaries. While Apollo believes these kinds of transactions are beneficial to Apollo Clients, including the Fund, the functions that the ACS Business performs give rise to a number of conflicts of interest.

The ACS Business is anticipated to be engaged, either by the issuer of a portfolio investment or, alternatively, by the participating Apollo Clients (including the Fund) to provide services, and arrangements are generally made for the ACS Business to receive its fees directly from the issuer for services rendered (however, if such person will not pay or reimburse such fees, the participating Apollo Clients will pay or bear such fees). The ACS Business could also be engaged in connection with the activities of Platform Investments that are engaged in investment sourcing and the fees and other compensation paid to the ACS Business will be in addition to the fees and compensation earned by such Platform Investment, and the aggregate amount of fees, expenses and other compensation paid to or otherwise earned by the ACS Business and the Platform Investment will not reduce management fees paid by the Fund. The provision of services by the ACS Business, whether to the Fund (and other Apollo Clients) or existing or potential issuers or portfolio investments, will not require the review by, or consent of, the Limited Partners or any other independent party, except as is otherwise provided in the Partnership Agreements. In addition, unless otherwise determined by Apollo and the General Partner, in their discretion, fees received by the ACS Business do not reduce any management fees paid by the Fund and all or a portion of such fees will be retained by, and be for the benefit of, the ACS Business.

Syndication services include, among other things, identifying potential third-party investors (including potential co-investors, syndication participants and/or financing counterparties), assisting in structuring a transaction so that it will be more marketable to third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support to Apollo Clients. These services could be required (and the ACS Business will be compensated for providing them) even in situations where ultimately there is no allocation, syndication, sell-down to third-party investors or financing (for example, when it is unclear at the outset of negotiating a transaction whether Apollo Clients have sufficient internal capacity (or demand) to provide the full amount of the financing sought by the counterparty). Historically, the role of the ACS Business in a syndication of securities is that of a co-manager and not as lead underwriter, but it has served in such capacity from time to time and will continue do so in the future, and the services rendered in support of clients of Atlas and investors who participate in Atlas-generated investment opportunities, including with respect to issuers of the Fund (such as Atlas, and the services rendered in support of clients of Atlas and investors who participate in Atlas-generated investment opportunities), which could have an adverse effect on the Fund. The ACS Business can also act as a broker or dealer reselling corporate debt or equity securities to the Fund in both primary offerings and secondary market transactions or otherwise assist in structuring or facilitating the initial resales of debt or equity securities under Rule 144A under the Securities Act, or pursuant to a private placement exemption from Securities Act registration. In secondary market trades involving securities it is permitted to trade, AGS has the ability to execute trades on a principal, riskless principal, or agency basis and could elect to hold inventory of securities as part of its secondary market activities in anticipation of demand for such securities (all of the foregoing activities, “Secondary Trading”). AGS’s business is an institutional business, and its clients are primarily sophisticated, institutional investors, such as insurance companies, banks, non-bank financial institutions, registered investment companies, private investment vehicles, insurers, other broker-dealers, and investment advisers (“AGS Institutional Clients”). In the context of Apollo Clients, AGS seeks to provide secondary market liquidity where AGS serves as a principal underwriter, selling, or placement agent in connection with the primary offering. AGS earns fees (e.g., a spread, mark-up, or commission) for its role in connection with secondary market transactions, among others. Affiliated transactions through AGS and/or its affiliates are subject to the Apollo best execution practices. AGS does not receive, hold/custody, or otherwise handle customer funds and/or securities. To the extent Secondary Trading involves transactions in loans or other instruments that are not deemed securities, such transactions may involve affiliates of the Apollo managers other than AGS, such as AGF, subject to similar policies and procedures, as applicable. In addition to capital raising services, the ACS Business also provide capital markets and debt and equity advisory services to portfolio companies and portfolio investments of Apollo Clients, including in respect of restructurings and work-outs.

To the extent the ACS Business is engaged by the Fund or an issuer, as applicable, and one or more Apollo Clients (including the Fund) expects to or does participate in the investment opportunity, Apollo will face actual or potential conflicts of interest, in particular if the ACS Business is engaged by a third party (such as an issuer). Such conflicts include: (i) whether the ACS Business engagement, including amount of fees to be paid, is on terms that are not materially less favorable than terms that could be obtained from a third party with commensurate skill, expertise or experience (to the extent applicable); (ii) the issuer viewing the total amount of fees and interest (or other amounts) paid for or in connection with the financing (or similar instrument) as one overall category of remuneration, whether payable to the ACS Business, as a service provider, or the Apollo Clients (including the Fund), as investors, and therefore does not seek to specifically negotiate the quantum of fees to be paid to the ACS Business which could result in reduced fees, interest or other compensation and/or less attractive investment terms for the Fund; (iii) an incentive to pursue investment opportunities with greater fee or other revenue opportunities for the ACS Business whether as a percentage of the investment size or absolute dollar amount, which could adversely impact the sourcing, diligence and approval process by the Investment Manager for the Fund; or (iv) the under- or over-commitment of certain Apollo Clients, and/or the inclusion or exclusion (in whole or in part) of certain Apollo Clients from such investment opportunity, as a means to ensure the payment of such fees or other revenue to the ACS Business. In addition, the ACS Business could, as a consequence of its activities, hold positions in instruments and securities issued by the Fund’s issuers, enter into obligations to acquire such instruments or securities, and engage in transactions that could be appropriate investments for the Fund. Moreover, in circumstances where an issuer becomes distressed and the participants in an offering undertaken by such issuer have a valid claim against the underwriter(s), the Fund would have a conflict in determining whether to commence litigation or other proceedings against the ACS Business. In circumstances where a non-affiliate broker-dealer has underwritten an offering, the issuer of which becomes distressed, the Fund will also have a conflict in determining whether to bring a claim on the basis of concerns regarding Apollo’s relationship with the broker-dealer. Apollo maintains policies and procedures designed to address and to seek to mitigate these conflicts, including by: (i) except in the case of merger and acquisition advisory services, having a separate ACS Business team differentiated from the investment team for each investment opportunity (i.e., the investment team provides services on behalf of the General Partner and the Investment Manager (the “Investment Team”), while members of the ACS Business provide services on behalf of the ACS Business (the “ACS Team”)); (ii) identifying the distinct services provided by the ACS Team; provided, that, for certain investment opportunities, including in respect of merger and acquisition advisory services, there could be overlapping services provided by the two teams; (iii) ensuring that the services provided by the ACS Team are “additive” to the services performed by the Investment Team and are reasonably viewed as services not customarily provided by managers of private funds; (iv) maintaining contemporaneous records identifying the specific services provided by the ACS Team (including scope of services provided); (v) maintaining current market comparisons to substantiate and benchmark fees to the extent reasonably obtainable for the specific investment opportunity, including, if viewed as desirable and feasible, engaging third parties to provide and update fee studies (with the cost of obtaining and maintaining such studies generally to be borne by Apollo Clients (including the Fund)); (vi) a group of Apollo employees, including non-investment professionals, reviewing and determining whether to approve each ACS Business engagement (including the quantum of the proposed fees); (vii) allocating expenses between the Investment Team and the ACS Team in a manner that Apollo deems to be fair and equitable, and all such expenses are expected to be borne by the Apollo Clients (including the Fund) participating in such investment or in another manner as determined by Apollo (see also “—Allocation of Expenses” below); (viii) separately determining compensation arrangements for each team; however, no assurance can be given that compensation of Investment Team members is not tied to any fees earned by the ACS Business, including fees for services with respect to existing or potential portfolio investments; (ix) seeking to sell down and syndicate at or soon after consummation and funding an investment a “non-de minimis” portion of the investment, third-party investors who agree to participate at the same price and terms as the Fund, which may include agreeing to the fee or other compensation arrangements with the ACS Business; and/or (x) considering whether to consult with separate legal or other advisors for each team in connection with a particular investment or transaction. Notwithstanding the foregoing, Apollo is not obligated to take any of the preceding actions in any particular circumstance, and could take only one or a few of such actions, or other actions not specified herein, or none of the foregoing, on a case-by-case basis as it deems appropriate in its discretion.

Unless otherwise determined by the General Partner, in its sole discretion, fees received by the ACS Business do not reduce any management fees paid by the Fund and all or a portion of such fees will be retained by, and be for the benefit of, AGS, AGF or any of their respective affiliates or employees in accordance with the fee arrangements set forth in the Partnership Agreement.

The Investment Team and the ACS Team will face potentially conflicting interests in providing their respective services to the Fund. While the Investment Team provides its services on behalf of the General Partner and the Investment Manager, the ACS Team provides its services on behalf of the ACS Business. The compensation arrangements of the ACS Team could be tied to the amount of fees earned by the ACS Business, while the compensation of the Investment Team could be determined in a different manner. No assurance can be given that compensation of Investment Team members is not tied to any fees earned by the ACS Business, including fees for services with respect to existing or potential portfolio investments. Such different compensation arrangements, and, more generally, the different composition and functions of the Investment Team and ACS Team, could impact the performance of, and dedication of resources provided by, Apollo as a whole.

While not expected to materially adversely impact the Fund in a direct manner, the involvement of the ACS Business in an investment opportunity could give rise to various actual or apparent conflicts for other Apollo Clients, including (i) causing a lending-related investment opportunity to be treated as an affiliate loan origination (from a tax perspective) and thereby restricting the ability of certain types of Apollo Clients to participate, (ii) seeking to avoid allocation of these investment opportunities to Apollo Clients where investor consents and/or management fee offsets are required and (iii) potential screening bias against potential investment opportunities that do not include an ACS Business fee or other compensation component, or include lesser fees or other compensation for the ACS Business relative to other investment opportunities.

To the extent investment opportunities for the Fund arise outside of the United States, including opportunities in Europe, the General Partner and the Investment Manager will be permitted to structure such opportunities in a manner that takes into account the engagement of the ACS Business to provide services and earn fees in a manner consistent with the ACS Business arrangements described above, subject to such adjustments as determined by Apollo, in its discretion.

The ACS Business is expected, from time to time, to expand the services that it performs and the activities in which it engages. In addition, Apollo could in the future develop new businesses, such as providing investment banking, advisory or other services to corporations, financial sponsors or other persons, which could be part of the ACS Business. Any such services could relate to transactions that could give rise to investment opportunities that are suitable for the Fund or, alternatively, could preclude or otherwise diminish investment opportunities for the Fund. In such case, the relevant client would typically require Apollo to act exclusively on its behalf, thereby precluding the Fund from participating in such investment opportunities. Apollo would not be obligated to decline any such engagements in order to make an investment opportunity available to the Fund. It is also possible that Apollo will come into the possession of information through these new businesses that limits the Fund’s ability to engage in potential transactions.

ISGI. In connection with investments in European financial companies (such as banks and insurance companies) by, among other persons and entities, Apollo Clients, Apollo established Apollo Asset Management Europe LLP (“AAME”) and Apollo Asset Management Europe PC LLP, which are collectively referred to herein as

Apollo Insurance Solutions Group International (“ISGI”). ISGI is a centralized investment and risk management capability developed to seek a scalable asset allocation solution for regulated balance sheets in Europe. Apollo Clients or their respective portfolio companies have engaged, and will continue to engage, ISGI to provide services, which include, among other things, risk management, trading and allocation of liquid and illiquid credit portfolios, management of outsourced service providers and investment subadvisors, treasury and cash management and asset allocation services. Such engagements are typically entered into pursuant to investment advisory agreements, which generally contain customary terms in funds managed by Apollo Credit (as defined below), including with respect to the payment of management fees and incentive allocation, and include the ability to engage in cross trades, cross investments and financings with other Apollo Clients and their portfolio companies. Any restrictions in the Fund’s governing documents would not apply to any such ISGI engagement, including any engagement of ISGI by an issuer. Companies, such as portfolio companies of Apollo or of Apollo Clients, that engage ISGI for the provision of services are referred to herein as “ISGI Clients.” ISGI Clients invest in Apollo Clients and their respective portfolio companies (which could include the Fund and its investments) and will accordingly bear the fees, expenses and incentive compensation applicable in connection with any such investment.

In connection with the performance of services by ISGI, ISGI may recommend the engagement of, or will cause ISGI Clients to engage, investment sub-advisors to, among other things, implement and execute the asset allocation solutions developed by ISGI. Such investment sub-advisors may include Apollo Capital Management, L.P. (an affiliate of the Investment Manager) and its affiliated investment managers (collectively, “Apollo Credit”). Any such engagement of investment sub-advisors (including the engagement of Apollo Credit) will be made at an additional cost to the fees, costs and expenses charged by ISGI. In addition, ISGI, together with Apollo Credit, source, originate, structure and arrange bilateral loans (senior, mezzanine or unitranche) for ISGI Clients, as well as other Apollo Clients, including Apollo Clients managed or advised by Apollo Credit. See also “—Affiliated Loan Origination and/or Servicing Businesses” below. Additionally, ISGI Clients could invest in one or more of Apollo, Apollo Clients and their respective portfolio companies (which could include the Fund and its investments), and will accordingly bear the fees, expenses and incentive compensation applicable in connection with any such investment, as well as provide financing to the portfolio companies and portfolio investments of Apollo or Apollo Clients (including the Fund). To the extent that an ISGI Client is affiliated with Apollo, such ISGI Client’s investment in an Apollo Client (including the Fund) will, unless Apollo otherwise determines, be counted toward the sponsor commitment requirement in the applicable Apollo Client.

While the issuers will not invest in the Fund in particular, other investments by an ISGI Client in an Apollo Client (including investments by issuers in Apollo Clients other than the Fund and investments by portfolio companies of Apollo, other Apollo Clients or other ISGI Clients in the Fund) will not require any approval of the Fund, including the Limited Partners’ approval, and the term of the investment will be governed by the underlying fund’s governing documents.

ISGI and Apollo Credit are entitled to compensation from ISGI Clients (including expense reimbursement), which ISGI Clients may include the Fund or its issuers, in exchange for the services identified above. Such fees, compensation or expense reimbursements received by ISGI or Apollo Credit (including from the Fund or any of its issuers) will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, ISGI, Apollo Credit or any of their respective affiliates or employees, as applicable. The provision of services by ISGI, Apollo Credit or any other similar affiliated business to the Fund or issuers will not require the review by or consent of the Limited Partners or any other independent party, except as may otherwise be provided in the Partnership Agreements. In addition, ISGI Clients that are themselves issuers could invest in securities or other assets that are owned by other ISGI Clients or Apollo Clients, and, as such, cross trades could occur from time to time, including in connection with the disposition of an issuer, which could have an adverse effect on the consideration received by the Fund in connection with such disposition.

Affiliated Loan Origination and/or Servicing Businesses; MidCap. Certain Apollo affiliates (such as AGF), Apollo Clients or their existing or potential portfolio investments (including certain Platform Investments) are engaged in the loan origination and/or servicing businesses. For example, loans, such as term loans and revolvers originated by Apollo affiliates, Apollo Clients and/or their respective portfolio investments, could involve the appointment of related parties of Apollo, its affiliates, Apollo Clients, their respective portfolio companies or other issuers or Affiliated Service Providers. One such service provider is MidCap Financial Services, LLC (together with its subsidiaries, “MidCap”), a subsidiary of MidCap FinCo Designated Activity Company, a platform that is discretionarily managed by an Apollo affiliate. MidCap is a middle market-focused specialty finance firm that provides senior debt solutions to companies across a wide range of industries and has the ability to, from time to time, provide seller or other forms of financing to a buyer of an existing issuer that, for example, would be contingent upon the disposition of such issuer to such buyer. In connection with such activities, conflicts of interest usually arise with respect to, among other things, the role of MidCap, AGF or any other service provider engaged in loan origination and/or servicing businesses in such transaction, including the information available to such person with respect to such transaction and the fees and other terms (including as to whether such terms are at the market rate) on which such person is participating in such transaction. The Fund can acquire loans originated, structured, arranged and/or placed or arranged by MidCap, AGF or any other such related party loan origination or servicing businesses, including Apollo affiliates, Apollo Clients and their respective portfolio companies and Affiliated Service Providers. To the extent Apollo makes a determination that the permanent hold of an investment should be reduced from the original amount funded, MidCap, AGF or another Affiliated Service Provider could be engaged by the Apollo Client (including the Fund) or the corporate borrower to provide syndication or other services as part of the efforts to sell down and receive fees for such services from the Fund to the corporate borrower; however, it is possible that the corporate borrower does not pay for the expenses of the applicable Affiliated Service Provider, in which case such expenses will be borne by the applicable Apollo Client as an operating expense and will not, for the avoidance of doubt, offset any management fees paid by the Fund, and to the extent applicable, will be capitalized as part of the amount invested by the Fund as part of the acquisition price, financing or otherwise for consummated investments and therefore included in the adjusted cost of the relevant investment for the Fund for purposes of calculating management fees. Any such fees or other compensation will be retained by, and be for the benefit of, the ACS Business in accordance with the Partnership Agreement. Any receipt of fees for these services will not reduce management fees paid by the Fund. In connection with its origination, lending activities and/or servicing activities, MidCap, AGF or any other such loan origination or servicing businesses or other applicable person will receive certain fees or other compensation, including arranger, brokerage, placement, syndication, solicitation, underwriting, agency, origination, sourcing, group purchasing, procurement, structuring, collateral management or loan administration, operation, asset service, advisory, commitment, facility, float or other fees, discounts, mark-ups, mark-downs, spreads, commissions, commission equivalents and concessions and other fees received as part of such loan origination or servicing business, from the borrower or otherwise, and will also receive reimbursement for costs or expenses from the borrower. Such fees can be charged on a cost reimbursement, cost-plus or other basis. Such fees, compensation or expense reimbursements received by the relevant person or business (including from the Fund or any of its issuers) will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, the relevant person or business or any of their respective affiliates or employees, as applicable, in each case, in accordance with the fee arrangements set forth in the Partnership Agreements. The provision of services by any such person or business to the Fund or issuers will not require the review by, or consent of, the Limited Partners or any other independent party, except as otherwise provided in the Partnership Agreements.

In addition to the specific examples set forth above, the aforementioned and other Affiliated Service Providers will provide the aforementioned services or other services to Apollo Clients and/or their existing or potential portfolio companies (including the Fund and its existing and potential issuers). In addition, an Affiliated Service Provider can, from time to time, as stated elsewhere herein, participate in underwriting syndicates and/or selling groups with respect to the equity and debt instruments issued or acquired by Apollo Clients or their existing or potential portfolio companies and other entities in or through which Apollo Clients or their existing or potential portfolio companies invest, or in connection with an Apollo Client’s disposition of all or a portion of the services provided in connection with any investment to a third party such that an Affiliated Service Provider may facilitate or provide seller financing in connection with such disposition. Any such other Affiliated Service Provider will receive fees, other compensation or reimbursements for costs or expenses in connection with providing services to Apollo Clients or their existing or potential portfolio investments or third parties, including the Fund and its portfolio investments. Such fees, compensation or reimbursements received by an Affiliated Service Provider (including from the Fund or any of its portfolio investments) will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, the applicable Affiliated Service Providers or any of their respective affiliates or employees.

Fees Paid to Affiliated Service Providers. If, under an agreement between the Fund or an issuer, on the one hand, and an Affiliated Service Provider, on the other hand, the Affiliated Service Provider is engaged in activities or services on behalf of the Fund and/or one or more issuers on a for-profit basis, as determined by Apollo in good faith, the applicable fees will be determined on a case-by-case basis. In determining fees or service rates, Apollo could seek to evaluate what comparable service providers who are engaged in the same or substantially similar activities as the Affiliated Service Provider charge in the ordinary course for similar services at the time of determination. While Apollo will determine in good faith what rates it believes are customary for such services at such time, there will likely be variances in the marketplace based on an array of factors that affect service providers and the prices of their services, including pricing strategies or other marketing practices, integration efficiencies, geographic market differences and the quality of the services provided. Apollo will make a good faith determination as to what it believes to be the market rate at such time, and will base its determination on several factors, including market knowledge, prices charged by competitors, prices charged by an Affiliated Service Provider to a third party, a third-party valuation agent or other subjective and objective metrics. In addition, the Fund will, in certain circumstances, agree to reimburse or otherwise bear the expenses incurred by any such Affiliated Service Provider that is engaged. For the avoidance of doubt, a rate that Apollo determines to be customary will not necessarily be equal to or lower than the median rate of comparable firms and, in certain circumstances, is expected to be in the top of a comparable or benchmark range.

In respect of benchmarking, while Apollo generally seeks to obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, it is possible that appropriate comparisons are not available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then owned or to be acquired by the Fund (such as size or location), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Affiliated Service Providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Fund from third-party service providers if such service providers anticipate that Apollo will not in fact engage their services. For these reasons, such market comparisons may not result in precise market terms for comparable services and could result in inaccurate information regarding market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Fund and its issuers and will not offset the management fee. Finally, in certain circumstances Apollo can be expected to determine that third-party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate-regulated U.S. states) or because in Apollo’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Apollo has access to adequate market data (including from third-party clients of the Affiliated Service Provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances an Affiliated Service Provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Fund and its issuers, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Affiliated Service Providers could also be performed by Apollo from time to time and vice versa. Fees paid by the Fund or its portfolio companies to Affiliated Service Providers do not offset or reduce the management fee payable by investors and are not otherwise shared by the Fund. These conflicts related to Affiliated Service Providers will not necessarily be resolved in favor of the Fund, and investors may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Affiliated Client Servicer. In February 2025, certain of Apollo’s affiliates and strategic partners established Lyra Client Solutions Holdings, LLC ("Lyra") to provide, among other things, end-to-end servicing for institutional, global wealth, global family office and retail investors across the full array of fund and investment offerings advised or managed by Apollo, including Apollo Clients, and other advisory affiliates. In March 2026, Lyra completed a merger with Alchelyst, a fund administrator affiliated with Motive (as defined below), and the combined company now operates under the name Alchelyst (“Alchelyst”). Additional details regarding the suite of services provided by Alchelyst are set forth below under the heading “Alchelyst (f/k/a Lyra).”

Apollo Ownership of Interests to iCapital and CAIS LLC. Affiliates of Apollo own a passive minority share of the outstanding equity securities of Institutional Capital Network, Inc. (“iCapital”). The existence of such relationship could potentially create conflicts of interest. For instance, due to such affiliates’ ownership interest, iCapital may be more willing to establish access funds for funds sponsored, managed or otherwise advised by Apollo and/or its affiliates than funds controlled by other fund managers. Additionally, due to such ownership interest, iCapital may be more willing to vote certain Feeder Fund interests in the Fund in a way that is favorable to Apollo and/or its affiliates. Also, both Apollo and its affiliates, on the one hand, and iCapital, on the other hand, may be more likely to agree to or approve of such access fund arrangements given the existence of any such relationship and investment. In addition, affiliates of Apollo could receive dividends, proceeds and/or other consideration from iCapital, which dividends, proceeds and/or other consideration will be higher or lower depending on the overall performance of iCapital, including performance attributable to the total fundraise of certain Feeder Funds. Accordingly, greater subscriptions to certain Feeder Funds will lead to higher levels of compensation for such affiliates. As such, Apollo could have a greater incentive to direct investors to invest in such Feeder Funds over funds that are affiliated with entities in which affiliates of Apollo have not made an investment. See also “—Selection of Service Providers” below.

Additionally, on January 11, 2022, Apollo Management Holdings, L.P. (“Apollo Holdings”), an affiliate of the Investment Manager, acquired certain securities of Capital Integration Systems LLC or its affiliate (“CAIS LLC” and such transaction, the “CAIS Investment”). The CAIS Investment entitles Apollo Holdings to appoint a member to the board of directors of CAIS LLC and certain committees thereof and otherwise grants Apollo Holdings certain consent and veto rights over actions taken by CAIS LLC and its affiliates. While Apollo Holdings does not control CAIS LLC’s decision to select the Fund for inclusion on the CAIS LLC platform and Apollo Holdings cannot block CAIS LLC from removing the Fund from the CAIS LLC platform, CAIS LLC may have a conflict between acting in the interests of the clients of CAIS LLC and an interest in maintaining a relationship with Apollo Holdings and the Investment Manager. For example, CAIS LLC may be incentivized to include the Fund on the CAIS LLC platform in order to generate management fees for the Investment Manager and to maintain or improve CAIS LLC’s relationship with Apollo Holdings and its affiliates. Furthermore, CAIS LLC may be incentivized to keep the Fund on the CAIS LLC platform, or to cause its feeder fund to exercise its rights, as an investor in the Fund, in certain ways, in order to maintain or improve CAIS LLC’s relationship with Apollo Holdings and its affiliates. CAIS LLC does not have any fiduciary obligation to act solely in the best interests of the Fund in making determinations about how to structure the Fund’s votes, consents or other actions vis-à-vis the Fund. In particular, CAIS LLC may take into consideration its relationship with Apollo Holdings in making any such determination.

In connection with any engagement by the Fund, CAIS LLC is expected to receive certain placement fees and iCapital is expected to receive certain administrative fees, in each case paid by the Fund, the benefit of which will partially accrue to Apollo via its passive minority interests therein. There should be no expectation that such fees, or any similar or other fees paid to similarly situated service providers engaged by the Fund will be negotiated on an arm’s length basis. Apollo’s passive minority ownership interests in such persons give rise to conflicts of interest in that Apollo’s pecuniary interest creates an incentive for Apollo to cause the Fund to engage such persons to provide placement agent services and/or, once engaged, to pay greater compensation to such persons, and to engage such persons over other similar service providers. No fees received by CAIS LLC (and therefore, indirectly, Apollo) are subject to a management fee offset. Apollo could obtain similar interests in other similar service providers to the Fund, which would give rise to similar conflicts of interest to those described herein. See also “—Selection of Service Providers” below.

Apollo Employees of Portfolio Companies or Affiliated Service Providers. Apollo will engage an Affiliated Service Provider to provide services to existing or potential portfolio companies or investments. Notwithstanding anything herein to the contrary, where Apollo employees are hired or retained by one or more portfolio companies or by an Affiliated Service Provider on behalf of an issuer, any related compensation will be paid, reimbursed or otherwise borne by the applicable portfolio company (or Affiliated Service Provider) and a portion of the overhead related to such employee may also be allocated to such portfolio company. For the avoidance of doubt, Apollo or the Affiliated Service Provider may subcontract with third parties for the provision of services that may otherwise be provided by an operating affiliate. In addition, the Fund may acquire an issuer that is externally or internally managed and replace such management with an affiliate of Apollo, a team of professionals (from within or outside of Apollo) or a combination of the foregoing, in which case, for the avoidance of doubt, the compensation for such services or professionals will be borne by the portfolio company without any offset to the management fee. The rate paid for such employees may be in excess of the applicable market rate, and any such amounts will not be considered fees received by the Investment Manager or its affiliates that offset or otherwise reduce the management fee. These types of arrangements will not require the consent of Limited Partners.

Notwithstanding anything herein to the contrary, where Apollo employees are hired or retained by one or more portfolio companies or by an Affiliated Service Provider on behalf of an issuer, any related compensation paid, reimbursed or otherwise borne by the applicable portfolio company (or Affiliated Service Provider) and a portion of the overhead related to such employee may also be allocated to such portfolio company. The rate paid for such employees may be in excess of the applicable market rate, and any such amounts will not be considered fees that offset or otherwise reduce any management fee. These types of arrangements will not require the consent of Limited Partners, and such rates will not be subject to Limited Partner approval.

APPS Consulting and Other Consultants. The Fund bears the payments, fees, costs or expenses of certain services provided by, and allocable overhead including operating consultants and sourcing consultants, operating executives, subject matter of, APPS as well as industry executives, advisors, consultants and operating executives contracted or engaged, directly or indirectly, by the Fund, the Investment Manager, any portfolio investment of the Fund (including with respect to potential issuers to the Fund) or any Affiliated Service Provider. Certain non-employee industry executives, advisors, consultants and operating executives may be exclusive to Apollo. APPS facilitates strategic arrangements with, or engagements (including on an independent contractor or employment basis) of, any persons that the General Partner determines in good faith to be industry executives, advisors, consultants (including operating consultants and sourcing consultants), operating executives, subject matter experts or other persons acting in a similar capacity, to provide consulting, sourcing or other services (collectively, “Consultants”). Such services may relate to, among other things, due diligence or analysis of industry, geopolitical or other operational issues, and operational improvement initiatives relating to, the Fund, its portfolio investments (including with respect to potential issuers to the Fund) and other Apollo Clients and their respective portfolio companies/investments. Arrangements for the provision of these services by Consultants are negotiated on an arm’s length basis, may be exclusive to Apollo or non-exclusive, may be on an independent contractor or employment basis and may (or may not) be facilitated through APPS. To the extent that for legal, tax, accounting, regulatory or similar reasons it is necessary or desirable that the foregoing activities be conducted by, through or with one or more affiliates of the Investment Manager or other persons other than APPS, such activities will be treated for purposes of this definition as if they were conducted by APPS.

Although a significant number of the personnel providing certain services on behalf of APPS are employees of Apollo, or may be exclusive or non-exclusive independent contractors in respect of Apollo or APPS services, Apollo Clients (including the Fund) and the Fund’s portfolio investments for or in respect of which a Consultant provides services will, in each case, typically pay, or otherwise bear (without offset), the payments, fees, costs, or expenses of certain services provided by, and allocable Overhead (as defined herein) and Organizational Expenses attributable to, APPS, as well as such Consultants’ fees, costs and expenses incurred in connection with its engagement of such Consultants, as well as any other Operating Expenses associated with such engagement (including with respect to potential portfolio investments of the Fund that may or may not be consummated), in each case, regardless of whether such Consultants or any other personnel providing the applicable services are employed by or exclusive to Apollo. Such compensation, if any, could consist of various types of compensation arrangements, including one or more of the following: (i) a quarterly or annual fee for a specified period of time or through final disposition of the applicable portfolio investment; (ii) a discretionary performance-related bonus; (iii) a fee paid upon acquisition of a portfolio investment sourced by such Consultant; (iv) a disposition fee; (v) a “promote” or other success-based fee calculated based on the returns of the applicable portfolio investment(s), which could be paid by the applicable joint venture or a portfolio entity owned by the Fund above such joint venture; (vi) a portion of the profits received by a general partner of another Apollo Client; (vii) grants of equity in one or more of the parent entities of Apollo; (viii) an opportunity to invest in another Apollo Client, or in specific transactions (including the Fund investments) on a no-fee/no-carry basis; and (ix) any other types of fees, bonuses or other types of compensation not otherwise specified above. Such compensation may be higher than fees charged by industry executives, advisors, consultants or operating executives not employed or contracted by APPS. In all cases, such compensation will be for the benefit of and attributable to APPS and will not reduce the incentive allocation, management fee or other fees payable by the Fund or any of its investments or otherwise directly or indirectly benefit the Fund or any of its investors. Additionally, APPS could generate economic and other benefits in connection with the Fund’s investments that are not necessarily for the exclusive account of the Fund or its issuers. APPS personnel could also participate in the incentive allocation in respect of the Fund. The Fund, the Investment Manager or any other Affiliated Service Provider may directly or indirectly engage or contract certain industry executives, advisors, consultants or operating executives for consulting and other services, and the fees, costs and expenses related to such services will be borne by the Fund.

Apollo also expects that Apollo, the Fund’s investment team, Apollo Clients (including the Fund) and their respective existing and potential portfolio companies will receive support from the Apollo Portfolio Performance Solutions Group and other groups established or utilized by affiliates of Apollo, Apollo Clients or their respective portfolio companies (“APPS”). APPS seeks to provide support to Apollo, Apollo deal teams, Apollo Clients (including the Fund) and their respective existing and potential portfolio companies across the Apollo platform through sharing around areas such as execution, underwriting and resource management. The personnel providing these services on behalf of APPS are generally Consultants, and, as such, Apollo Clients (including the Fund) and the Fund’s portfolio investments for or in respect of which APPS provides services will typically pay, or otherwise bear, the fees, costs and expenses incurred in connection with its engagement of APPS, as well as any other Operating Expenses associated with such engagement (including Overhead and Organizational Expenses attributable to APPS or to APPS in respect thereof).

In addition, Consultants may receive other forms of compensation (including equity or other incentive-based payments or awards in respect of one or more of the Fund’s portfolio investments, which, in each case, may have a dilutive or other effect on the Fund’s investment in the applicable portfolio investments) from multiple sources, including the Fund and its portfolio investments, for specific services provided for or in respect of the Fund or its portfolio investments (for example, fees, reimbursement of expenses or compensation received for serving as its director or in a similar capacity or providing analysis of a potential acquisition or sale), and may, as part of their respective arrangements, also be entitled to invest in the Fund’s portfolio investments and/or be awarded “points” entitling them to a portion of any incentive allocation received from the Fund’s portfolio investments by or with respect to which they are engaged (which will reduce, and not be additive to, Apollo’s incentive allocation with respect thereto). Any fees, compensation or reimbursements received by APPS or any Consultant (including from the Fund or any of its portfolio investments) will not reduce management fees paid by the Fund and will be retained by, and be for the benefit of, APPS, the applicable Consultant or any of their respective affiliates or employees.

While the expertise or responsibilities of a Consultant could be or are similar in certain or substantially all respects to those of a full-time Apollo investment professional employed by Apollo or certain functions that might customarily be performed by an investment professional employed by the manager of a private fund, the fees, costs, expenses or other compensation described above will nonetheless be borne by Apollo Clients or their investments, including the Fund or its portfolio investments, due to, among other things, factors that distinguish these engagements from those of Apollo investment professionals. Any engagement of the services of APPS or any Consultant by the Fund or any of its portfolio investments will not require the approval of any Limited Partner or any other independent party. Further, any determinations relating to APPS or any Consultant to be engaged by the Fund or any of its portfolio investments, will, in each case, be made by Apollo in good faith, which includes Apollo being authorized in its sole discretion to determine that certain functions carried out by Consultants will instead be carried out by Apollo employees, or a mix of Consultants and employees, if, for example, it believes that the ability to offer an employment relationship would provide Apollo with greater flexibility in attracting the personnel it desires.

Where a Consultant (including for the avoidance of doubt, Apollo employees) is performing services for the Fund or its potential or existing portfolio investments, the Partnership Agreements authorizes Apollo to be reimbursed for the costs of those services, regardless of whether the person providing the service is an Apollo employee or not, and whether or not that function might customarily be performed by a person whose compensation is expected to be borne by the private equity fund’s manager and not the private fund itself. Additionally, from time to time, Consultants provide services on behalf of both the Fund and other Apollo Clients, and any work performed by Consultants retained on behalf of the Fund may benefit such other Apollo Clients (and alternatively, work performed by Consultants on behalf of other Apollo Clients may benefit the Fund), and the General Partner will have no obligation to allocate any portion of the costs to be borne by the Fund in respect of such Consultant to any other Apollo Clients.

Further, APPS or any Consultant could earn compensation from existing and potential portfolio investments in the form of equity (rather than cash), which could result in APPS or any Consultant being an equity investor in a portfolio investment in which an Apollo Client (including the Fund) is also invested. Any such transaction will not, unless otherwise required by the Partnership Agreements, require the consent of the Limited Partners, and such compensation will be treated as other fees and be retained by APPS and will not, for the avoidance of doubt, reduce management fees. Apollo could be subject to conflicts of interest in connection with the appointment and usage of

APPS and their respective personnel, including, without limitation, because fees, costs and expenses associated with the engagement of APPS are borne by Apollo Clients, whereas the compensation of investment professionals employed by Apollo that are primarily involved in the investment activities of Apollo Clients and their respective portfolio companies could be borne by Apollo. The compensation of any APPS personnel or consultants will not be subject to any form of benchmarking or comparison to what a third-party may charge for such services, regardless of whether the consultant is an employee of Apollo or an independent contractor.

Fee and Incentive Allocation Related Conflicts. The existence of incentive allocation with respect to the Fund will create an incentive for Apollo to make riskier or more speculative investments on behalf of the Fund than it might otherwise make in the absence of such performance-based compensation. In addition, the terms of the incentive allocation in favor of the General Partner could incentivize the Investment Manager, as an affiliate of the General Partner, to make decisions regarding the timing and structure of realization transactions that may not be in the best interests of investors. In exercising its discretion over investment and related decisions, the General Partner is permitted under the Investment Management Agreement and the Partnership Agreements to consider such interests and factors as it desires, including its own interests. As such, there can be no assurance that any such conflict will be resolved in favor of any Limited Partner(s), or in a manner that does not adversely affect the Fund or the Limited Partners as a whole.

Additionally, the percentage of profits Apollo is entitled to receive and the terms applicable to such incentive allocation and carried interest may vary among Apollo Clients. Because the opportunity to receive an amount of and carried interest distributions is based on the success of portfolio investments, to the extent incentive allocation and carried interest percentages or terms applicable to incentive allocation and carried interest distributions differ among Apollo Clients, Apollo may be incentivized to dedicate increased resources and allocate more profitable investment opportunities or best investment ideas to Apollo Clients bearing higher incentive allocation and carried interest percentages or to Apollo Clients whose governing documents contain less restrictive terms regarding incentive allocation. In addition, Apollo may be incentivized to allocate investment opportunities away from Apollo Clients that have suffered losses and have not yet achieved a priority return threshold and, instead, allocate them to Apollo Clients that are more likely to actively generate incentive allocation and carried interest distributions. Apollo has adopted written allocation policies and procedures, as described in “—Risks Relating to the Fund and the Interests—Allocation of Investment Opportunities” above, to help address conflicts arising in the allocation of resources and investment opportunities among Apollo Clients.

Similarly, management fees, or higher management fees, will be perceived to incentivize Apollo to dedicate increased resources and allocate more profitable or more attractive investment opportunities to Apollo Clients who are charged such management fees or higher management fees.

Finally, the right to receive incentive allocation or carried interest distributions also creates a potential conflict of interest in the valuation of investments. In addition, in the case where distributions in kind are made to Limited Partners, the General Partner will be incentivized to employ valuation methodologies that may give rise to a higher valuation of such assets. Apollo has prepared accounting guidelines regarding the recognition of asset impairment and has also adopted written valuation policies and procedures intended to address conflicts of interests that arise in respect of the valuation of the Fund’s assets. See also “—Valuation of Fund Assets” below.

Overhead Allocation. Apollo has in-house accounting, legal, compliance, tax, administrative, operational (including portfolio and asset management), finance, risk, reporting, technology, investor servicing and other types of personnel or employees (including Affiliated Service Providers and personnel or employees thereof) that provide support to Apollo Clients (including the Fund) and their respective subsidiaries and potential and existing portfolio investments on an ongoing basis. These employees assist with, among other things, the legal, compliance, tax, administrative, operational, finance, risk, reporting, technology, investor servicing and other functions of the General Partner, the Investment Manager, their affiliates and Apollo Clients (including the formation of, and capital raising for, Apollo Clients) and their respective acquisition, due diligence, holding, maintenance, financing, restructuring and disposition of investments, including, without limitation, mergers and acquisitions, financing and accounting, legal, tax and operational support and risk, litigation and regulatory management and compliance. The performance of such functions by Apollo employees and Affiliated Service Providers and their employees could be in addition to or as an alternative to the outsourcing of any such services to third party service providers at market rates, including entities and persons regularly used by Apollo and its affiliates, Apollo Clients and their respective potential and existing portfolio investments. Additionally, Apollo Clients sometimes directly or indirectly bear the salary, fees, expenses or other compensation for Affiliated Service Providers established to provide services to one or more Apollo Clients and their respective portfolio investments, such as services that seek to provide, among other things, (i) enhanced savings in connection with the underlying operations of portfolio investments, (ii) enhanced synergies, savings and scale across all or groups of portfolio investments, and (iii) certain services for Apollo Clients which Apollo determines in its discretion should not be considered as part of or related to the traditional investment management services provided by Apollo. In some cases, these services could be in lieu of or in addition to services that were previously outsourced or previously provided by Apollo, including in some cases at no-charge and could take the form of such Affiliated Service Provider receiving compensation that is a portion (percentage or fixed dollar amount) of the savings, as calculated by Apollo in its discretion. Apollo will determine whether such services should be viewed as the type of services for which an Affiliated Service Provider could receive compensation and/or expense reimbursement (including the overhead of such Affiliated Service Provider).

All fees, costs and expenses incurred by Apollo (including allocable compensation (such as salary, bonus, and payroll taxes) and benefits (such as health insurance and compensation for vacation time and sick time and severance related costs) of such personnel or employees (including personnel or employees of Affiliated Service Providers) and other related overhead otherwise payable by Apollo in connection with their employment, such as rent, property taxes and utilities allocable to workspaces) in connection with services performed by personnel or employees of the General Partner, the Investment Manager or their affiliates, or Affiliated Service Providers (other than those attributable to investment professionals employed by Apollo primarily engaged in the investment activities of the Fund) that constitute services for or in respect of the Fund, its subsidiaries and its existing and potential portfolio investments, will be allocable to and borne by the Fund. Without prejudice to the above, in relation to Apollo, the overhead allocation could also specifically include fees, costs and/or expenses relating to services connected to the valuation function, the risk management function and the finance function (i.e., including the supervision and oversight of the central administration function). Such allocations to the Fund will be based on any of the following methodologies (or any combination thereof), among others: (i) requiring personnel to periodically allocate their historical time spent with respect to the Fund, the General Partner or the Investment Manager, approximating the proportion of certain personnel’s time spent with respect to the Fund (which will be tracked on a regular, periodic basis), and, in each case, either allocating their compensation and allocable overhead based on such approximations of time spent, or charging such approximations of time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the General Partner determines in good faith represents a fair recoupment of expenses and a market rate for such services or (iii) any other methodology determined by the General Partner in good faith to be appropriate and practicable under the circumstances. Such methodologies take into account an employee’s aggregate compensation without any deduction for compensation allocable to vacation time, sick time, weekend time, break time, overnight hours, time spent in training or other administrative tasks, or any other hours during a year when an employee is not working on Apollo Client matters. This means, for example, that allocable compensation and benefits attributable to an employee that is on vacation for one week out of a month will still be based on the full amount of compensation paid to the employee for such month, without any deduction for the vacation week. Further, the methodology utilized for one personnel group could be different from the methodology utilized by another personnel group, and different methodologies may be utilized, including within a single personnel group, at different times or in determining different types of allocations (such as allocations among Apollo Clients, on the one hand, and allocations as between Apollo Clients and Apollo affiliates, on the other hand). Determining such charges based on approximate allocations, rather than time recorded on an hourly or similar basis (which will not be undertaken), could result in the Fund being charged a different amount (including relative to another Apollo Client), which could be higher or lower, than would be the case under a different methodology. Any methodology (including the choice thereof), as well as the application of any approximations it entails, involves inherent conflicts between the interests of the Fund, on the one hand, and any other Apollo Client or Apollo affiliate to which all or a portion of the relevant personnel’s time would otherwise be charged, on the other hand, and could result in incurrence of greater expenses by the Fund and its subsidiaries and potential and existing portfolio investments than would be the case if such services were provided by third parties at market rates. Further, there could be Apollo Clients whose governing documents restrict or preclude the allocation of any of the foregoing amounts to such Apollo Clients in which case such Apollo Clients could bear a lesser amount of such expenses relative to the Fund or any other Apollo Client or not bear any such expenses at all. In the latter circumstance, Apollo bears the costs allocable to a particular Apollo Client when the Apollo Client is unable to bear such costs (or a portion thereof) due to restrictions in its governing documents.

Loan Participations; Assignments. From time to time, the Fund may offer to other Apollo Clients and/or their issuers participations in and/or assignments or sales of loans (or interests therein) that the Fund purchased. In the event of such an offer to other Apollo Clients, the price of the participation, assignment or sale will not be set by the General Partner, the Investment Manager or the Fund but rather will be established based on third-party valuations. Further, the decision by Apollo Clients to accept or reject the offer will be made by a party independent of the General Partner and the Investment Manager, such as an independent third-party valuation firm or the independent directors of such Apollo Client. If the Fund is not successful in offering such participations, assignments or sales, the Fund will be forced to hold such excess until such time as it can be disposed. This may result in the Fund being “overweighed” with respect to a particular borrower.

Allocation of Expenses. Apollo will from time to time incur fees, costs and expenses on behalf of the Fund and one or more other Apollo Clients and itself. To the extent such fees, costs and expenses are incurred for the account or for the benefit of the Fund and one or more other Apollo Clients and itself, the Fund and such other Apollo Clients and Apollo will typically bear an allocable portion of any such fees, costs and expenses (subject to the terms of the Partnership Agreements and such other Apollo Clients’ applicable governing documents) in such manner as the General Partner in good faith determines. See also “—Certain Risks Relating to the Fund’s Investments—Co-Investors” above. Because the Fund is evergreen, the Fund will, among other things, be seeking to achieve scale over time, particularly in the early years following its inception. As such, Apollo will be subject to various conflicts as it relates to the amount of expenses that could be allocated to the Fund and, in a given period could base these allocation decisions on, among other factors, the performance of the Fund and/or the Fund’s or the broader market’s level of investment activity and origination volume. Any such determinations could result in varying expense burdens for the Fund over different time periods, and Limited Partners that participate in the Fund at different times could therefore experience varying expense burdens. Any determination by Apollo not to cause the Fund to bear otherwise eligible expenses of a certain type, of a certain amount, and/or for a certain period is no guarantee that such expenses will not be borne by the Fund going forward. In most cases, Apollo’s Expense Allocation Steering Committee, which typically meets on a quarterly basis, is responsible for the overall expense allocations and the related methodologies for Apollo and Apollo Clients. For example, with respect to Apollo’s group professional liability insurance policy, approximately 90% of the premiums are allocated among all Apollo Clients covered under such policy while the remaining portion is borne by Apollo. See also “—Certain Risks Relating to the Fund and the Interests—Substantial Fees and Expenses” above. Although Apollo endeavors to allocate such fees, costs and expenses in good faith over time, there can be no assurance that such fees, costs and expenses will in all cases be allocated appropriately. See also “—Risks Relating to the Fund and the Interests—Co-Investments Generally.” Notwithstanding the foregoing, Apollo may in the future develop policies and procedures to address the allocation of expenses that differ from its current practice.

Organizational expenses will be allocated among the Parallel Funds and the Limited Partners pro rata in accordance with their relative aggregate Capital Account balances; provided, that the General Partner may determine that it is more equitable for a particular Parallel Fund or Limited Partner to bear a disproportionate amount of Organizational Expenses, including because of structuring considerations applicable to such Parallel Fund or Limited Partner.

Investments in Other Apollo Clients. The Fund may provide seed capital to or “incubate” newly formed Apollo Clients or invest in other Apollo Clients, if the Investment Manager determines that investing in such Apollo Client would enable the Fund to access desirable investment opportunities. Such investments may subject the Fund to additional conflicts. For example, Apollo may be restricted from causing, or may elect not to cause, the Fund to withdraw or redeem its investment from an Apollo Client because Apollo may have superior information with respect to such Apollo Client and its investments relative to other investors in such Apollo Client. In addition, Apollo may be disincentivized from causing the Fund to withdraw or redeem its investment from an Apollo Client if, among other things, such withdrawal or redemption by the Fund could be detrimental, economically, reputationally or otherwise, to such Apollo Client. Finally, Apollo, and not the Fund will benefit from the management fees and/or incentive allocation generated by an Apollo Client while the Fund may be subject to an additional layer of expenses of such Apollo Client as well as an additional management fee and carried interest or incentive allocation at the level of such Apollo Client.

Fees and Carried Interest Payable with Respect to Co-Investments. Apollo can in its discretion: (i) receive performance-based compensation (such as carried interest, incentive allocation or performance allocations), management fees or other similar fees from Co-Investors, and Apollo may make an investment, or otherwise participate, in any vehicle formed to structure a co-investment to facilitate, among other things, receipt of such performance-based compensation, management fees or other similar fees; and (ii) collect customary fees in connection with actual or contemplated portfolio investments that are the subject of such co-investment arrangements, and any such fees will not offset the management fee payable by the Fund and will be retained by, and be for the benefit of, the General Partner, the Investment Manager or any of their respective affiliates (including the portions of any such fees not allocable to the Fund based on the share of capital for the portfolio investment in question provided by the Fund (or that was expected to be provided by the Fund) relative to the share of capital for such portfolio investment provided by any Co-Investors (or that was expected to be provided by such Co-Investors)). Any such carried interest, incentive allocation, management fees or other similar fees received from Co-Investors with respect to any co-investment may (or may not) differ from those charged to the Fund. Furthermore, since the General Partner or the Investment Manager, or one or more of their affiliates, as applicable, may receive incentive allocation, management fees or other similar fees under its agreement with such a Co-Investor, which may be more favorable than the fees paid by the Fund, there may be an incentive for the General Partner and/or the Investment Manager to transfer interests in an issuer investment to a Co-Investor in greater amounts and on terms, including price, that are less favorable to the Fund than they would otherwise be. Additionally, in those circumstances where the applicable Co-Investors include one or more members of an issuer’s management group, the Co-Investors who are members of such management group may receive compensation arrangements relating to the investment in such issuer, including incentive compensation arrangements.

Apollo Clients as Limited Partners. Certain Limited Partners are affiliated with Apollo (including any Limited Partner that is also an Apollo Client or otherwise affiliated with the General Partner, the Investment Manager, Apollo Global Management, Inc. (“AGM”) or any of their respective affiliates) (such Limited Partners, the “Apollo Limited Partners”) and, as such, the General Partner could be incentivized to grant certain consent or preferential treatment to, or waive certain obligations of, Apollo Limited Partners, which will create certain conflicts of interest. For example, the General Partner could be more incentivized than otherwise to waive or permit the cure of a default by an Apollo Limited Partner for its failure to make a capital contribution to the Fund if, for example, the governing documents of such Apollo Limited Partner restrict or otherwise limit its ability to make such capital contribution due to, among other things, (a) tax, regulatory, accounting or other similar reasons, (b) investment guidelines or (c) a suspension or termination of its commitment period or the termination of its term generally and the General Partner can, as a consequence, determine not to apply certain (or any) of the remedies set forth in the Partnership Agreements against such Apollo Limited Partner, which may or may not negatively impact the other Limited Partners. The General Partner will also be more incentivized than otherwise to consent to a transfer of Interest by an Apollo Limited Partner to one or more persons and can elect to waive certain requirements for such transfer in accordance with the Partnership Agreements. In addition, Apollo could have entered into, or can enter into, an arrangement with an Apollo Limited Partner (or with any investor in such Apollo Limited Partner) with the effect that such Apollo Limited Partner pays, or otherwise bears, higher, lower or no carried interest or management fees with respect to its Interest, which arrangement can be effected by a waiver, discount, rebate or otherwise by way of an Other Agreement (as defined below), by way of the constituent organizational or governing document of such Apollo Limited Partner (which will not constitute an Other Agreement for purposes of any most favored nations provisions set forth in the Partnership Agreements or any Other Agreement) or otherwise.

Valuation of Investments. Notwithstanding the period over which such valuations are based, valuations are inherently volatile and subject to change and may not necessarily be indicative of the inherent value of the underlying investments or the actual value to be realized from such investments. As described in further detail below, valuations for unrealized investments that are not publicly traded are calculated at fair value consistent with valuations with generally accepted accounting principles in the United States and Apollo’s valuation policy and procedures.

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. Apollo determines the fair values of unrealized private investments based on the enterprise values at which the applicable portfolio investments could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases Apollo uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or NAV) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the investment, valuations given to comparable companies, the size and scope of the investment’s operations, the strengths and weaknesses of the investment, expectations relating to investors’ receptivity to an offering of the investment’s securities, the size of Apollo’s holding in the investment, information with respect to transactions or offers for the investment’s securities (including the transaction pursuant to which the investment was made and the period of time that has elapsed from the date of the investment to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or incentive allocation, taxes, transaction expenses and other expenses to be borne by investors in the indicated funds, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. Apollo’s valuations of certain of its funds’ investments in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that Apollo identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under generally accepted auditing standards in the United States. Such firms are generally not responsible for determining the fair value of any individual investment, and their role is limited to being an advisor and providing additional support to Apollo’s existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by Apollo’s investment professionals and was assumed to be accurate and complete, including investment valuations, such firms have concluded that Apollo’s valuation of each investment appears to be reasonable. Valuations may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed funds.

While Apollo’s valuations of unrealized investments of the Fund are based on assumptions that Apollo believes are reasonable under the circumstances, whether on a public market basis or an estimated fair market value basis, the actual realized returns on unrealized investments will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, many of which may be affected by factors beyond Apollo’s control and all of which may differ from the assumptions on which the valuations are based. Accordingly, there can be no assurance that any indicated valuations for unrealized investments will ultimately be realized for such value or be profitable or that losses can be avoided. In such event, the actual realized returns on these unrealized investments may differ materially from the (assumed) returns indicated herein.

Notwithstanding the foregoing, Apollo may determine in certain instances to assign a particular asset a different value than the value assigned to such asset for financial reporting purposes. In particular, Apollo does not apply GAAP when determining whether an asset’s decline in value is to be treated as significant and permanent for the purposes of determining distributions (including incentive allocation) and management fees payable to or by the Fund that are determined on the basis of NAV.

Accordingly, to the extent that GAAP would require any of the Fund’s assets or liabilities to be valued in a manner that differs from the terms of the Partnership Agreements, such assets or liabilities will be valued (i) in accordance with GAAP, solely for purposes of preparing the Fund’s GAAP-compliant audited financial statements, and (ii) in accordance with the Partnership Agreements (without regard to any GAAP requirements relating to the determination of fair value), for all other purposes (including for purposes of determining distributions and allocating gains and losses).

Finally, ASC 820 and other accounting rules applicable to investment funds and various assets they invest in are evolving. Such changes could adversely affect the Fund. For example, the evolution of rules governing the determination of the fair market value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair market value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair market value.

Valuation of Fund Assets. There can be situations in which Apollo is incentivized to influence or adjust the valuation of the Fund’s assets. For example, the General Partner or the Investment Manager could be incentivized to (i) employ valuation methodologies that improve the Fund’s track record and increase the NAV of investments used to determine the amount of management fees due or (ii) minimize losses from the write downs that must be offset prior to the General Partner or its affiliates receiving incentive allocation in respect of the Fund’s investments. Any such determination will be made by the General Partner, in its discretion, and will be subjective; however, Apollo will from time to time consider procedures to evaluate the associated potential conflicts of interest. In this regard, when the Fund owns multiple or different securities or tranches of securities in the same issuer (characterized as separate “portfolio investments”), the General Partner will, in its discretion, determine whether such separate portfolio investments should be aggregated or disaggregated for purposes of calculating to what extent a given portfolio investment (or series of portfolio investments) has suffered a permanent impairment in value. For example, if one portfolio investment is in a more junior security or tranche of security of an issuer and another is in a more senior security or tranche of security of such issuer, even if the more junior investment could be viewed, on a standalone basis, to have suffered a permanent impairment in value, if the more senior investment, taken together with the more junior investment, has not in the aggregate suffered a permanent impairment in value, then the General Partner does not anticipate that either portfolio investment will be deemed to have suffered a permanent impairment in value, but rather the portfolio investments will be aggregated for the purposes stated above. The application of this methodology could ultimately accrue to the benefit, or conversely, to the detriment, of Apollo with respect to the calculation of management fees and incentive allocation. See also “—Certain Risks Relating to Certain Regulatory and Tax Matters—Valuations and Changing Accounting Standards” above.

Timing of Investment Realization. Because the Investment Manager receives management fees and the General Partner receives an incentive allocation/carried interest in respect of the Interests, the Investment Manager may be incentivized to hold on to investments that have poor prospects for improvement in order to receive ongoing management fees in the interim and, potentially, a more likely or larger incentive allocation/carried interest in respect of the Interests if such asset’s value appreciates in the future.

Aggregator Limited Partner. Apollo can enter into arrangements with one or more third-party sponsors or financial institutions to establish one or more dedicated feeder vehicles to facilitate the indirect participation in the Fund by certain “high net worth” investors and other qualified clients of such sponsor (an “Aggregator Limited Partner”). Such third-party sponsor or financial institution is customarily entitled to the payment of a placement fee from, and reimbursement of fees, costs and expenses by, the Fund, in consideration of the investment by clients of such third-party sponsor or financial institution in the Fund through an Aggregator Limited Partner. In connection with the admission of any Aggregator Limited Partner to the Fund, notwithstanding anything to the contrary in the Partnership Agreements, the General Partner will determine, in its sole discretion, if, among other things, such Aggregator Limited Partner will be entitled to a management fee discount (based on the aggregate capital contributions made by such Aggregator Limited Partner and other clients of such third-party sponsor or financial institution that invests in the Fund) and whether such Aggregator Limited Partner should be treated as a feeder fund for purposes of the Partnership Agreements. In addition, the Operating Expenses of Aggregator Limited Partners, including service fees payable in respect thereof, will, if determined by the General Partner in its sole and absolute discretion, be considered Operating Expenses that will be borne by the Fund, and will not be treated as placement fees (for purposes of calculating offsets to management fees under the Partnership Agreements or for any other purpose). If any such persons invest directly in the Fund (in lieu of through the Aggregator Limited Partner), the Fund could nevertheless bear fees and expenses associated with such persons investing in the Fund that are payable to such financial institution and do not constitute placement fees.

Prospective investors in such aggregator feeder funds should note that Aggregator Limited Partners will bear an additional layer of fees and expenses with respect to their investments and certain terms of the aggregator feeder funds which are described in the limited partnership agreement of the applicable feeder fund differ from the Fund entity in which the applicable feeder fund will invest.

Information for Certain Aggregator Limited Partner Investors. Apollo could engage one or more placement agents with respect to the Fund whose eligible clients would participate in the Fund through feeder funds established for this purpose. In connection with the offering of interests in such feeder funds to such investors, due to the nature of certain of such investors and AGS’s broker-dealer status, such investors could be provided with certain performance information with respect to Apollo’s prior private equity funds that is calculated in a manner consistent with the Global Investment Performance Standards (GIPS) adopted by the CFA Institute (the “Feeder Performance Information”), which applies different standards and methodologies in certain respects than were involved in compiling the performance information set forth in this Annual Report. The Feeder Performance Information could be different from the performance information contained in this Annual Report, perhaps materially, and, in particular, could indicate lower overall returns than those set forth in this Annual Report.

Apollo Side-by-Side Investment Rights. To the extent set forth in the Fund’s governing documents, in addition to one or more investment vehicles through which Apollo will offer certain qualified Apollo professionals and employees (and in certain cases, employees of portfolio companies of Apollo or Apollo Clients) the opportunity to invest in the Fund, Apollo, including Apollo professionals and employees and other Apollo Clients or entities and other key advisors/relationships of Apollo, will be permitted to invest in portfolio investments outside of the Fund in an amount equal to a certain specified percentage determined on an annual basis and generally not to exceed a specified percentage of the amount of equity otherwise available to the Fund for investment on an annual basis. In determining whether to exercise these rights and which, if any Apollo professionals and employees, key advisors/relationships or Apollo Clients participate in such program, Apollo will take into account and consider a multitude of factors, including its own, the Fund’s and other Apollo Clients’ interests in investing in the opportunity and its strategic initiatives and strategies. In the event that Apollo elects to exercise these rights, it is expected that the portion of portfolio investments that could otherwise have been allocable to the Fund pursuant to Apollo’s investment allocation policies and procedures would be reduced. Apollo’s own interests and/or the interests of other Apollo Clients and the interests of certain Apollo professionals in any such portfolio investment could create incentives for such persons to take different actions, including having a greater risk exposure, than would otherwise be taken but for their interests in such portfolio investment.

“Friends and Family” Status. Apollo allows certain “friends and family” investors (as determined by Apollo in its discretion) the opportunity to invest in the Fund. “Friends and family” could include, among other persons, third parties that provide services to an Apollo Client or its investments, other constituencies within Apollo, former Apollo employees, friends and family members of employees or former employees of Apollo or persons associated with investments of Apollo Clients or Apollo itself. Each such person will directly or indirectly subscribe to an Apollo Client and may not be assessed any management fees and/or incentive allocation with respect to an Apollo Client (unless otherwise determined by Apollo), although Apollo could modify such economic arrangements in its discretion. Apollo has the discretion to determine the investors that are permitted to participate, which could include, in addition to the persons listed above, service providers, as well as persons whom Apollo believes will be of benefit to Apollo Clients or one or more portfolio investments or who may provide strategic, sourcing or similar benefit to Apollo, Apollo Clients or one or more portfolio companies, the ACS Business or one or more of their respective affiliates. Apollo will be subject to conflicts of interest relating to as its determination with respect to any person’s “friends and family” status. No such status will be subject to any “most favored nations” or similar rights in favor of any other investor, regardless of the amount of any investor’s investment in an Apollo Client. In addition, in connection with investment opportunities allocated to an Apollo Client involving investments in alternative investment funds managed or advised by persons unaffiliated with Apollo, those investment opportunities will typically be accompanied by an opportunity to invest in such alternative investment funds on a similar “friends and family” basis. While an Apollo Client would invest on the economic and other terms prescribed by the governing documents of such alternative investment fund (including with respect to the payment of management fees and incentive allocation), Apollo and its affiliates and employees can be offered the opportunity to participate on “friends and family” terms (that do not involve the payment of management fees and/or incentive allocation) notwithstanding that such investment opportunity would not have presented itself absent an Apollo Client’s investment in such alternative investment fund. Apollo is therefore subject to a conflict of interest as Apollo Clients and such employees of Apollo and its affiliates would be investing in such alternative investment fund on materially different economic terms.

Relationship Among the Fund, the Investment Manager and the Investment Team. The Investment Manager could have a conflict of interest between its responsibility to act in the best interests of the Fund, on the one hand, and any benefit, monetary or otherwise, that may result to it or its affiliates from the operation of the Fund, on the other hand.

The functions performed by the Investment Manager are not exclusive. The officers and employees of the Investment Manager and its affiliates will devote such time as the Investment Manager deems necessary to carry out the operations of the Fund effectively. The Investment Manager has rendered in the past and will continue to render in the future various services to others (including investment vehicles and accounts which have the ability to participate in similar types of investments as those of the Fund) and perform a variety of other functions that are unrelated to the management of the Fund and the selection and acquisition of the Fund’s investments. The Fund could acquire CLO securities issued by CLOs for which it or its affiliates provided the warehouse financing that allowed such CLOs to purchase their portfolio of loans, or could invest in securities of that its only exposure to

CLOs, CDOs and other similar issuers, in each case, sponsored or managed by Apollo (each, an “Affiliate-Managed CLO”). There are conflicts of interest associated with the Fund’s ability to purchase CLO securities issued by an Affiliate-Managed CLO. The Investment Manager could be incentivized to invest in an Affiliate-Managed CLO to enable it or its affiliate to launch such Affiliate-Managed CLO and to encourage other market participants to invest in such Affiliate-Managed CLO. Conversely, where an Affiliate-Managed CLO is deemed to be an attractive investment opportunity for the Fund, the Investment Manager will not be incentivized to invest the Fund’s capital in such Affiliate-Managed CLO, due to the fact that such investment would cause a reduction of collateral manager’s fees and thus would reduce the overall fee revenues of the Investment Manager and its affiliates. In addition, there are conflicts of interest associated with the Fund holding CLO equity issued by an Affiliate-Managed CLO. For example, where the Fund owns a controlling position of the CLO equity of such Affiliate-Managed CLO, it could be in the Fund’s best interests to “call” the deal and cause the redemption of the CLO securities issued by such CLO where an alternative and potentially more attractive investment opportunity exists, and it would be detrimental to the Investment Manager or its affiliate in its capacity as collateral manager of the CLO as the collateral manager would lose the associated fee revenues. Similar conflicts of interest exist in the Investment Manager’s exercise (or failure to exercise) the Fund’s other rights as holder of such CLO equity, including rights relating to the refinance of such Affiliate-Managed CLO, approval of amendments and removal of the collateral manager.

To the extent the Fund acquires certain interests in or securities of Affiliate-Managed CLOs in the primary market, it is expected that Apollo will cause any fees or other compensation received by it with respect to such securities to be rebated to the Fund, for the benefit of the Fund and its Limited Partners. For the avoidance of doubt, any fees, costs and expenses or other amounts or compensation (including management fees, Operating Expenses, incentive allocation and/or incentive allocation) earned by Apollo or otherwise borne with respect to investments and/or securities that are managed by Apollo (including an investment in an Apollo Client) that are acquired by the Fund in the secondary market will not be rebated to the Fund nor will such amounts offset the management fee. For the avoidance of doubt, if the Fund acquires certain interests in or securities of CLOs, CDOs and other similar issuers, sponsored or managed by third parties, whether in the primary or secondary market, the Fund will bear all of the underlying fees, costs and incentive in full.

Strategic Relationship with Insurance Businesses, Including the Athene Group and the Athora Group . Apollo and its affiliates own economic and voting interests in, and manage capital on behalf of, numerous insurance businesses, including the Athene Group and the Athora Group, certain of which are or will be issuers or portfolio companies of Apollo or other Apollo Clients. These relationships, particularly with the Athene Group and the Athora Group, could give rise to conflicts of interest. Athene Holding Ltd. (“Athene” and, together with its subsidiaries, the “Athene Group”) is a financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products in the U.S. and internationally and is a subsidiary of AGM. The products and services offered by the Athene Group include (i) fixed and fixed indexed annuity products, (ii) reinsurance services offered to third-party annuity providers and (iii) institutional products, such as funding agreements.

Athora Holding Ltd. (“Athora”) is an insurance holding company that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (together with its subsidiaries, the “Athora Group”). Certain Apollo Clients also have investments in the Athora Group in common stock, as well as in other levels of Athora’s capital structure, such as in a preferred equity tranche of securities previously issued by Athora. Such disparate holdings could give rise to conflicts of interest, including those described in “—Capital Structure Conflicts” of this Annual Report, over the course of the Fund’s lifespan.

In exchange for advisory and other fees (including, generally, advisory fees and incentive compensation for overall advisory and investment management services, and fees and incentive compensation in connection with investments in Apollo Clients and portfolio companies, all of which typically differ materially from the terms of the Fund), Apollo provides asset management and advisory services to the Athene Group and the Athora Group (and certain other insurance company portfolio companies in which Apollo, its affiliates or an Apollo Client have an interest) (collectively, the “Insurance Company PortCos”). Apollo also provides asset management and advisory services to Insurance Company PortCos and, as a result of such services, Insurance Company PortCos will be treated as Apollo Clients, unless Apollo determines otherwise. These services include asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions asset diligence, asset hedging and other asset management services. Apollo also provides sub-allocation services with respect to substantially all of the Athene Group’s and a significant portion of the Athora Group’s assets and allocates such assets across Apollo Clients in a manner that often characterizes the Athene Group and the Athora Group as captive permanent capital vehicles in relation to Apollo’s business. Additionally, given overlapping ownership and Apollo’s voting power, Apollo is or could be perceived to be able to exercise significant influence over matters requiring shareholder approval relating to the business of the Insurance Company PortCo, including approval of significant corporate transactions, appointment of members of each group’s management, election of directors, approval of the termination of each group’s investment management agreements and determination of each group’s corporate policies. As a result of the relationship between Apollo and any Insurance Company PortCo, the Insurance Company PortCos’ participation (as well as the accounts or assets that it manages) in an Apollo Client is typically either treated as Apollo-affiliated capital or accompanied by Strategic Partnership treatment and, in connection with investing the Insurance Company PortCo’s assets across Apollo Clients (including the Fund), Apollo grants the Athene Group and the Athora Group (and could grant any such other Insurance Company PortCo), or any of their respective direct or indirect transferees (which could include third parties unaffiliated with Apollo and the Athene Group), certain preferential terms, including reduced or blended management fee and incentive allocation rates that are lower than those applicable to the other Limited Partners (including “most favored nations” treatment vis-à-vis preferential economic arrangements that are granted by the Fund to limited partners that are not affiliated with Apollo), access to investment opportunities on a primary basis (whether in the same or a different class of securities or other assets in which the Fund is investing), co-investment opportunities and other preferential terms, which, in each case, are not subject to “most favored nations” treatment by other Limited Partners, regardless of the amount of capital that a Limited Partner invests in the Fund or other Apollo Clients or its relationship with Apollo. In this regard, the General Partner has the authority to determine in its sole discretion the extent to which members of the Athene Group and the Athora Group are treated as affiliates of Apollo or Apollo Clients for purposes of the Partnership Agreements or otherwise. In addition, all or a portion of any investment by the Athene Group and/or the Athora Group, or any of their respective direct or indirect transferees (including other Apollo-controlled portfolio companies, portfolio companies of other Apollo Clients and third parties), in an Apollo Client (including the Fund) could be counted toward the Apollo commitment or the equivalent for any other Apollo Client, which would reduce or eliminate the requirement for Apollo and/or its employees to invest any of its direct, “balance sheet” capital in such Apollo Client.

As stated above, since Apollo provides asset management and advisory services to the Insurance Company PortCos, there will be instances where certain transactions (such as, for example, co-investments, cross-trades and cross investments (such as the provision of debt or equity financing or other transactions between Apollo Clients or potential or existing portfolio investments of Apollo Clients, on the one hand, and the Insurance Company PortCos, on the other hand)) present conflicts of interest from the perspective of the involved parties, which would include Apollo itself or through its ownership of or significant influence over the Insurance Company PortCos, which conflicts of interest will be magnified in respect of the Athene Group and the Athora Group given the merger among Apollo and the Athene Group. For example, in light of the ownership interest that Apollo has in the Athene Group and the Athora Group, transactions between the Athene Group, the Athora Group and/or any of their respective affiliates or portfolio investments, on the one hand, and the Fund or an existing or potential issuer of the Fund on the other hand, could be considered principal transactions that require Limited Partners’ consent. Such transactions could include, for example, Apollo and/or the Athene Group selling all or a portion of their respective investments to Apollo Clients, in the form of a warehoused investment in exchange for fees or other compensation (as described further below) or in connection with a customary disposition. While Apollo will evaluate such transactions on a case-by-case basis and take such actions as it determines in good faith to mitigate conflicts associated with such transactions, no assurance can be given that any such transactions will be viewed as being on arm’s length terms from the perspective of the participating Apollo Clients or its or Apollo’s portfolio companies, as applicable. If a proposed transaction is determined by the General Partner of the Fund to be a principal transaction, then the General Partner could seek Limited Partner approval on behalf of the Fund or instead obtain the consent of a Conflicts Review Agent that is authorized to act on behalf of the Fund, in each case, to the extent required by the Fund’s governing documents and/or the Advisers Act. In addition, certain potential or actual conflicts of interest could arise given Apollo’s governance rights and investments of Apollo Clients being on both sides of transactions, and, therefore, Apollo and its affiliates may seek (but will not be obligated to) use certain measures to mitigate such conflicts of interest, including deferring decisions associated with such transactions to other persons or entities (such as the board of an Insurance Company PortCo or a committee thereof). For example, certain material transactions between a member of the Athora Group or the Athene Group, on the one hand, and the Fund, on the other hand, may be subject to review by the Conflicts Committee (or similar independent body, including a Conflicts Review Agent) of Athene or Athora, as applicable.

In addition, the Insurance Company PortCos and/or their respective affiliates or portfolio investments can serve as a financing or similar source to Apollo Clients (including as a provider of a form of credit facility at the Fund level) or in connection with the acquisition, financing (including the leveraging of the Fund’s investments, on an investment-by-investment basis or a single financing transaction that is secured by the collateral of two or more of the Fund’s investments, at the time of acquisition or during the ownership of such investment(s)) or disposition of the Fund’s investments in existing or potential portfolio investments or in connection with the activities and business operations of such existing or potential portfolio investments (regardless of the type of investment, be it an equity, debt, control, non-control, preferred equity, structured or other type of investment structure or security). The Insurance Company PortCos and/or their respective affiliates or portfolio investments may also serve as a financing source to (i) facilitate investments, financings or dispositions by the Fund and portfolio investment, (ii) fund Organizational Expenses, Operating Expenses, management fees, placement fees or other obligations of the Fund, (iii) satisfy any withdrawal, redemption and/or other liquidity-related requests in accordance with the Partnership Agreements or (iv) otherwise carry out the activities of the Fund (see also “—Certain Risks Relating to the Fund’s Investments—Use of Credit Facilities”). Such financing arrangements could take the form of bi-lateral credit arrangements or securitizations and could include multiple tranches of debt financing with the Athene Group, the Athora Group and other Apollo Clients holding a portion or all of the various debt tranches, with the Fund holding the equity or residual tranche (and, potentially, portions of other parts of the capital structure); additionally purchases or sales in the secondary market are expected to occur from time to time. Such parties could also participate in reinsurance transactions with the Fund or its issuers from time to time. All of the capital structure conflicts described herein are particularly significant given the merger among the Athene Group and Apollo, given that Apollo and the Athene Group are affiliates and Apollo via its ownership interest in the Athene Group will invest in different levels of the capital structure of portfolio companies than Apollo Clients. The Insurance Company PortCos and/or their respective affiliates or portfolio investments could also provide the Fund with a subscription-line financing arrangement or similar arrangements that private funds enter into from time to time, including NAV-based facilities that are collateralized by the Fund’s assets (including its capital commitments from limited partners or from its portfolio investments). There will not necessarily be third parties involved in any such transaction in order to seek to ensure, among other things, that the terms of such participation by the Insurance Company PortCos and/or their respective affiliates or portfolio investments will reflect customary or market terms or otherwise be conducted on an arm’s length basis. No transaction between Insurance Company PortCos and/or any of their respective affiliates or portfolio companies, on the one hand, and an Apollo Client (including the Fund) or an existing or potential portfolio company of an Apollo Client, on the other hand, will require the consent of the Limited Partners, unless otherwise set forth in the Partnership Agreements, required by the Advisers Act because such transaction is deemed a “principal trade” or otherwise determined by the General Partner, in its discretion. Furthermore, for these and other purposes, Apollo could determine that the Insurance Company PortCos and/or their respective affiliates and portfolio companies are acting as Affiliated Service Providers to the Fund or its portfolio investments, which transactions Apollo is incentivized to facilitate given that it stands to generate income for itself that would not be subject to the approval of any of the limited partners. Further, Apollo could cause the Athene Group to make investments on its own balance sheet with a view towards causing such investments or the relevant portfolio companies to benefit from the provision of services or other transactions with Apollo Clients or its existing or potential portfolio companies (including those of the Fund).

The General Partner could determine that certain transactions or other matters not otherwise contemplated in this Annual Report or the Partnership Agreements could present conflicts of interest as among the General Partner on the one hand, and the Fund and/or its issuers, on the other hand. In this regard, the General Partner will determine, in its discretion, to what extent, if any, any such conflict of interest will be subject to the review or approval of the Limited Partners, and will be authorized, as stated above, to resolve any such conflict of interest through the use of a Conflicts Review Agent appointed by the General Partner (the expenses of which will be borne by the Fund).

Such conflicts of interest are magnified by the expectation that the Insurance Company PortCos be treated as affiliates of Apollo and also Apollo Clients from which Apollo continues to receive material amounts of fee and incentive compensation. By virtue of their status as Apollo Clients, transactions between them and the Fund or an issuer are not expected to be subject to Limited Partner approval. Conflicts of interest are expected to include, without limitation, the following: (i) Apollo taking such other actions with respect to commitments by the Athene Group that inure to the benefit of Apollo, such as excluding the Insurance Company PortCos’ commitments from any cap that may be imposed on the size of the Fund and additional modifications to fee and incentive allocation arrangements as described above based on Strategic Partnership or affiliate status, (ii) allocation of opportunities to the Insurance Company PortCos, including decisions with respect to (x) co-investments among Apollo Clients (including the Fund) and (y) seeking co-investors (which could include additional allocations to the Insurance Company PortCos), which could result in materially less availability of investment opportunities for the Fund and third party co-investors (and, in this regard, (A) Apollo will be incentivized to allocate investment opportunities to the Insurance Company PortCos over other Apollo Clients given its economic interest therein and fee and incentive compensation arrangements described herein, (B) there will be circumstances in which Apollo, via its interest in the Insurance Company PortCos, will be participating in transactions through the Fund as well as in a co-invest capacity in certain, but not all the Fund investments, which could give rise to conflicts of interest based on the selection methodology employed in connection with such deal by deal participation and (C) the Insurance Company PortCos will have certain advantages as it relates to the considerations that inform the allocation of co-investments, including that Apollo will be able to influence their decisions whether to participate in such co-investments and their ability to move quickly in consummating such co-investments), (iii) as mentioned in the previous paragraph, it is expected that the Insurance Company PortCos will provide financing for the Fund’s issuers (which could take the form of back-leverage), including Platform Investments, and the Fund’s business operations, including subscription-line and “NAV” facilities, as well as the restructuring, modification or amendment of such arrangements, (iv) multi-tranche investments where the Fund and other Apollo Clients are invested one or more tranches of a portfolio investment while the Insurance Company PortCos is invested on a non-pari passu basis in the same or different tranches of such investment, (v) the Fund or portfolio investments engaging in various business arrangements (including the provision of services) with portfolio companies of the Insurance Company PortCos (and vice versa), (vi) the sale of all or a portion of a portfolio investment to the Athene Group, including in connection with the ultimate disposition of such portfolio investment to a third party, (vii) the Insurance Company PortCos providing financing solutions to a third party seeking to purchase the Fund’s portfolio investments in the form of seller financing or otherwise, and (viii) Apollo and/or the Insurance Company PortCos being the sole beneficiaries of investment opportunities that were generated using capital provided by the Fund. Additionally, the Athene Group holds interests in entities within the Apollo corporate structure that are recipients of all or a portion of the management fees and incentive allocation earned by the Investment Manager and General Partner, respectively. Apollo could develop new policies and procedures, and modify existing policies and procedures in an effort to identify and mitigate the expected conflicts of interest relating to the Athene Group and the Athora Group (as reasonably practicable under circumstances), including the items referenced in this paragraph; however, no assurance can be given that the policies and procedures will serve to mitigate such conflicts of interest or avoid adverse effects on the Fund.

With respect to the allocation of investment opportunities, the Insurance Company PortCos could participate in Apollo’s investment strategies by co-investing alongside and/or in priority to Apollo Clients in some or all of their investments in such strategy. They (or Apollo) could also invest in Syndication Entities, as described above. The investment advisory arrangements between the Insurance Company PortCos, on the one hand, and Apollo on the other hand, have broad investment mandates that are expected to overlap, at times materially, with those of the Fund and other Apollo Clients. Depending on the allocation of such assets to a strategy, the timing of such allocation and the manner in which such allocation is implemented (that is, by investments in or alongside and/or in priority to Apollo Client(s)), the investment by the Insurance Company PortCos in the same strategies as Apollo Clients could result in materially less availability of discretionary investment opportunities for such Apollo Clients or co-investment opportunities for investors. The investment advisory arrangements between Apollo, on the one hand, and the Insurance Company PortCos, on the other hand, including the Insurance Company PortCos investing directly in investments of Apollo Clients, creates a conflict of interest in that Apollo will be incentivized to allocate more attractive investments and scarce investment opportunities to these proprietary entities and accounts rather than to Apollo Clients. Apollo will allocate investment opportunities among the Insurance Company PortCos and other Apollo Clients in accordance with its investment allocation policies and procedures (which can be amended by Apollo at any time) in a manner designed to ensure allocations of such opportunities are made in a manner it deems to be fair and equitable over time, and, in addition to the considerations discussed above, also expects to consider in its determinations of whether to allocate investments to the Insurance Company PortCos in addition to, or instead of, other Apollo Clients: (i) the suitability of a proposed investment for the Insurance Company PortCos and/or other Apollo Clients; (ii) whether a proposed investment is prohibited by the governing documents of certain Apollo Clients, contemplated in the disclosure documents of other Apollo Clients or likely to result in adverse legal, tax or similar consequences to the relevant Apollo Clients; and (iii) whether a proposed investment can be made on the same terms and conditions for the Insurance Company PortCos and other Apollo Clients in a manner consistent with their respective governing documents and investment strategies.

Further, as the Insurance Company PortCos and/or their respective affiliates or portfolio companies invest in a number of Apollo Clients and expect to seek to restructure or otherwise modify their respective balance sheet holdings from time to time, they are expected to transfer, directly or indirectly, their interests in Apollo Clients to each other, to portfolio companies of Apollo or of other Apollo Clients, to other Apollo Clients or to third parties. Apollo is incentivized to consent to such transfers (notwithstanding that the General Partner can grant or withhold its consent in its discretion), due to the fact that such transfers could, among other things, relieve the respective balance sheets of the Insurance Company PortCos and/or their respective affiliates or portfolio companies in a manner that allows them to fund other Apollo Clients or Apollo initiatives. Further, even if such transfers are directly or indirectly made to third parties, the General Partner could and is incentivized to allow for such third parties to receive the economic benefits initially afforded to the Insurance Company PortCos, and no such arrangements will be subject to “most favored nations” treatment or required to be disclosed to the Limited Partners.

Apollo expects to use its or the Athene Group’s “balance sheet” (the “Balance Sheet”) as a significant source of capital to seek to further grow and expand its business, increase its participation in existing businesses and improve the liquidity profile of Apollo. The Balance Sheet could include general partner interests in, and limited partner interests in, certain Apollo Clients, and co-investments in certain portfolio companies of the Balance Sheet or Apollo Clients. The Balance Sheet could engage in certain structured financing transactions to improve the liquidity profile of Apollo and further expand its investor base. For example, the Balance Sheet could establish alternative asset financing vehicles and certain separate structured managed accounts to obtain financing on pools of assets, including assets from the Balance Sheet, in consideration for providing the lenders with a portion of the upside in such investments and retaining a “first loss” position with respect to any depreciation in the value of such investments over a designated term. For example, subject to any required insurance regulatory approvals and the operative agreements of Apollo Clients, the Balance Sheet could serve as lender to or invest in the equity of structured financing transactions. From time to time, the Balance Sheet could bridge investment activity during fundraising for an Apollo Client by making investments for new Apollo Clients and also to acquire investments in order to help establish a track record for fundraising in new strategies.

Notwithstanding the foregoing or any of the conflicts associated with Apollo’s ownership in or influence over the Athene Group and Apollo’s ownership of the Athora Group, the assets of the Athene Group and the Athora Group for which Apollo and its affiliates provide advisory or other services are and will continue to be treated as Apollo Clients, even though Apollo and the Athene Group are affiliates, and, unless otherwise determined by Apollo, such persons will be treated as Apollo Clients for purposes of the Fund’s governing documents and Apollo’s policies and procedures (including its allocation policies, from which the Athene Group and the Athora Group will continue to benefit).

Apollo, any affiliate thereof or one or more Apollo Clients could acquire interests in, Apollo or an affiliate thereof could enter into advisory arrangements with, or any of the foregoing could otherwise transact or enter into relationships with, other businesses (such as, by way of example only and not of limitation, other insurance businesses unaffiliated with Apollo), some of which could be portfolio companies of Apollo, its affiliates or Apollo Clients (including the Fund), in a manner similar to the relationships with the Athene Group, the Athora Group and/or their respective affiliates or portfolio companies. In any such case, the conflicts and other issues described in this section would be likely to apply, and could potentially apply more acutely depending on the nature and degree of the relationship with respect to each such other business.

Apollo Subscription. Apollo and/or its affiliates could satisfy the Apollo subscription in substantial part by the Athene Group, the Athora Group and/or one or more other insurance company balance sheet entities or portfolio companies making a subscription to the Fund or making a commitment alongside the Fund or otherwise investing in the Fund’s issuers at the same time and on the same terms. In this regard, all or a substantial portion of the Apollo subscription is permitted to be satisfied (i) by any Apollo affiliate, including publicly traded or privately-owned affiliates of Apollo (including the Athene Group and the Athora Group) or other Apollo Clients (including Apollo Clients in which the Athene Group and third parties are directly or indirectly invested and to which all or a portion of the Apollo subscription is syndicated), (ii) by the subscriptions of employees of Apollo and their estate planning vehicles and charitable foundations and/or, (iii) by or through one or more other investment structures, instruments or transactions (including a vehicle, account, account segregation, portfolio, cell, participation, derivative or other contractual or legal arrangement) in which Apollo (or an entity with securities convertible into Apollo) has, directly or indirectly, economic exposure to the performance of the investments. The General Partner will determine, in its discretion, what portion of any Apollo Client’s or Apollo’s Commitment (including a portion of the Apollo subscription) will bear management fees and carried interest and how such persons’ respective capital commitments will otherwise be treated for any purposes under the Partnership Agreements. No such terms will be subject to any “most favored nations” treatment. Further, Insurance Company Portcos could also invest as Limited Partners outside of Apollo’s Commitment. Further, from time to time Apollo and the Athene Group will contribute substantially all of their existing and future holdings in Apollo Clients to other Apollo Clients that in turn invest in other Apollo Clients or investment opportunities, and such other Apollo Client are to be comprised of Apollo affiliates and/or third parties, and, in any such case, Apollo could determine, in its sole discretion, that such Apollo Client and/or its beneficial owners satisfies the Apollo subscription, bears all or a portion of the management fees or carried interest at the Fund level and is allocated co-investment and other investment opportunities across the Apollo platform.

Investments by Apollo, if any, in or alongside the Fund will be on terms more favorable than those of other Limited Partners and, inclusive of the investments by the Athene Group and the Athora Group, could constitute a substantial percentage of the Fund. The General Partner expects to waive all or a portion of the management fees and incentive allocation payable in respect of a portion of any investment by Apollo and other investments made by certain Apollo affiliates and employees who invest in the Fund (but not that of the Athene Group, the Athora Group and/or other Apollo Clients that invest in the Fund and will bear incentive allocation and management fees), which treatment will not be available to other Limited Partners pursuant to “most favored nations” provisions or otherwise.

In addition, because of the nature of the entity or entities expected to invest in or alongside the Fund, all or a substantial portion of such investments in the Fund may be made directly or indirectly by affiliates (and investment vehicles) that (i) are not responsible for the management of the Fund, (ii) could be substantially beneficially owned by third parties who are not affiliated with Apollo and (iii) could have different objectives than the Fund; as a result, in certain circumstances such affiliates (and investment vehicles) and structuring entities could not have a complete alignment of interest with other Limited Partners. For example, one person making an investment in the Fund through which the Athene Group and/or the Athora Group will satisfy a portion Apollo’s investment in the Fund will permit third-parties to invest alongside the Athene Group and/or the Athora Group therein, effectively permitting the Athene Group and/or the Athora Group to dilute their investment in the Fund, thereby permitting such third parties to invest in the Fund on better terms than otherwise are available to Limited Partners and which will not be subject to any “most favored nations” provisions set forth in the Partnership Agreements or in any Other Agreement. Furthermore, in the event that any such affiliates and/or structuring entities investing in the Fund have capital constraints in the future, it could influence investment decisions made by the General Partner in respect of the Fund. To the extent that a portion of Apollo’s investment in the Fund is satisfied by employees of Apollo (or their estate planning vehicles and charitable foundations), there is no guarantee that such employees are involved in the management of the Fund or that such employees will remain with Apollo through the term of the Fund.

Further, such investments may give rise to additional reporting and related requirements for certain issuers, including due to (i) the fact that the entity or entities that are investing in the Fund may be publicly traded or may otherwise have third-party investors or counterparties, (ii) the consolidation of such issuers’ financial statements with those of another Apollo Client for its own accounting purposes and (iii) ensuring a proper financial accounting control environment.

Apollo or any of its affiliates is permitted to borrow funds (i) in order to fund or otherwise satisfy its investment in the Fund or (ii) for working capital needs or for other purposes related to Apollo’s businesses, and is permitted to enter into securitization or other financing, structured financing or similar transactions with respect to its Interest in the Fund as discussed above. Any such entity could also be capitalized through a reinsurance arrangement. In connection therewith, Apollo and/or any of its affiliates would be expected to pledge their Interests in the Fund or their economic entitlements related thereto to a lender as collateral, or any such entity’s reinsurance arrangement could provide the cedent insurer with the right to recapture its assets under certain conditions. Limited Partners will not have the ability to participate in any such arrangements, and the rates, terms and conditions of any such borrowing or other arrangements may be more favorable than the rates, terms and conditions of any credit facility entered into by the Fund or available to any other Limited Partner. Apollo may also, in certain circumstances, be incentivized to prematurely harvest investments to service its own debt or other obligations. In addition, in the event of a default, a lender or cedent insurer will engage in customary remedies as provided in the applicable credit or reinsurance documents, including the right to foreclose on or otherwise recapture any posted collateral, which may include Apollo’s interests in the Fund, its portfolio investments and/or an Apollo Client making a portion of any investment in the Fund. Any foreclosure or recapture on such collateral would be expected to reduce the alignment of interest between Apollo and the Limited Partners. To the extent that any borrowing, reinsurance or other transactions result in a transfer of the Apollo investment, only the consent of the General Partner will be required to effect such transaction, and the General Partner would expect to grant such consent.

As described under “—Structured Finance Arrangements” above, Apollo is permitted to syndicate and/or enter into structured financing arrangements with respect to all or a portion its investment in the Fund, including to one or more Apollo affiliates, Apollo Clients, the Athene Group, the Athora Group, any of their respective affiliates or portfolio companies, third parties or vehicles financed or funded by any of the foregoing or in which any of the foregoing hold beneficial interests. Any such transaction could, depending on the manner in which such transactions are structured, alter the alignment of interest between Apollo, the Limited Partners and third-party investors in Apollo Clients making a portion of Apollo’s investment in the Fund.

Apollo is permitted to restructure all or a portion of its investment in the Fund at any point during the term of the Fund, including by entering into derivative, financing, securitization or other structures, instruments or transactions or entering into any of the transactions described in this section at any time. In addition, Apollo is permitted to pledge or otherwise use as credit support all or any portion of its Interests in the Fund, its portfolio investments, its future distributions or proceeds from the Fund or its interests in Apollo Clients making a portion of Apollo’s investment in the Fund, in each case, to or in favor of any person, in the same manner that it may do so for other of its other assets. The General Partner has granted for other Apollo Clients in the past, and expects to grant for the Fund, its consent to any such restructuring of the Apollo investment. The potential transactions described in this paragraph, or similar type of transactions, if effectuated, could, depending on the manner in which such transactions are structured, alter the alignment of interest between Apollo, the Limited Partners and third-party investors in Apollo Clients making a portion of Apollo’s investment in the Fund.

In addition, Apollo and/or its affiliates will, from time to time, make a capital commitment to Apollo Clients in order to “bridge” a capital commitment by a prospective limited partner that is unable to complete its subscription prior to the final closing of the relevant vehicle. Such “bridge” support by Apollo and/or its affiliates is permitted to be effected through a limited partner commitment by Apollo and/or its affiliates, which is subsequently transferred to the prospective limited partner or, subject to any applicable minimum commitment requirements of an Apollo Client, through the conversion of a portion of the interest represented by the Apollo investment, as applicable, into a limited partner interest, followed by the transfer of the relevant interest to the prospective limited partner.

Creation of Other Entities; Restructuring. Consistent with other Apollo-managed funds’ existing activities and what Apollo believes to be typical industry practice, the General Partner is expected to outsource to third parties many of the services performed for the Fund and/or its issuers, including services (such as administrative, legal, accounting, certain elements or portions of investment diligence and certain ongoing monitoring, tax or other related services) that could be expected to be performed in-house by the General Partner and its personnel. The fees, costs and expenses of such third-party service providers will be borne by the Fund as Operating Expenses, even if the costs of such services had not historically been charged to Apollo-managed funds when performed in-house, to the extent applicable.

The decision to engage a third-party service provider and the terms (including economic terms) of such engagement will be made by the General Partner in its discretion, taking into account such factors as it deems relevant under the circumstances. Certain third-party service providers and/or their employees (and/or teams thereof) could dedicate substantially all of their business time to the Fund, other Apollo Clients and/or their respective issuers, while others could have other clients. In certain cases, third-party service providers and/or their employees (including part- or full-time secondees to Apollo) may spend some or all of their time at Apollo offices, have dedicated office space at Apollo, have Apollo-related e-mail addresses, receive administrative support from Apollo personnel or participate in meetings and events for Apollo personnel, even though they are not Apollo employees or affiliates. Such third-party service providers and/or their employees could also invest in an Apollo Client or its investments (see also “— “Friends and Family” Status”), but the fact that a third-party service provider and/or one or more of its employees are investors in Apollo Clients, including the Fund, will not result in treating such service providers as Affiliated Service Providers. The General Partner will have an incentive to outsource services to third parties due to a number of factors, including because the fees, costs and expenses of such service providers will be borne by the Fund as Operating Expenses (with no reduction or offset to management fees) and retaining third parties could reduce the General Partner’s internal overhead, compensation and benefits costs for employees who would otherwise perform such services in-house. Such incentives likely exist even with respect to services where internal overhead, compensation and benefits are chargeable to the Fund. The involvement of third-party service providers may present a number of risks due to the General Partner’s reduced control over the functions that are outsourced. There can be no assurances that the General Partner will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Fund could suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing and in-house services may not occur uniformly for all other Apollo Clients and, accordingly, certain costs could be incurred by (or allocated to) the Fund through the use of third-party (or internal) service providers that are not incurred by (or allocated to) other Apollo Clients. The cost of any such third-party service provider could also exceed the amount that would be charged to an Apollo Client were Apollo to provide the relevant services in-house.

Except as expressly prohibited under the Partnership Agreements and any other contractual restriction to which Apollo is subject, Apollo will be permitted to market, organize, sponsor, act as general partner or manager or as the primary source for transactions for pooled investment vehicles or managed accounts, which may be offered on a public or private placement basis, and to restructure and monetize interests in Apollo, or to engage in other investment and business activities. Such activities may raise conflicts of interest for which the resolution may not be currently determinable.

Diverse Membership. Limited Partners are expected to include taxable and tax-exempt entities, persons or entities domiciled or organized in various jurisdictions and subject to different tax and regulatory regimes. Limited Partners will thus have conflicting investment, tax and other interests, relating to, among other things, the nature of investments made by the Fund, the underwriting structuring or the acquisition of investments and the nature and timing of disposition of investments, and manner in which one or more investments are reported. As a result, conflicts of interest will arise in connection with decisions made by the General Partner, including as to the nature and structure of investments (including whether an investment should be structured as debt or equity), that could be more beneficial for one type of Limited Partner than for another type of Limited Partner, including Apollo Limited Partners. The results of the Fund’s activities could affect individual Partners differently, depending upon their individual financial and tax and other situations and circumstances depending upon the Parallel Fund into which they invest. For example, the timing of a cash distribution or of an event of realization of gain or loss and its characterization as long-term or short-term gain or loss could affect investors differently. In addition, the Fund can make investments that have a negative impact on related investments made by the Limited Partners in separate transactions. Furthermore, under the U.S. partnership audit regime, decisions made by the General Partner (or other partnership representative) in connection with tax audits (including whether or not to make an election under those rules) of a Parallel Fund can be more beneficial for one type of Limited Partner in such Parallel Fund than for another type of Limited Partner. Also, if a Fund entity were required to qualify as a VCOC for purposes of ERISA, this could restrict, at any given time, the level of investment that the Fund entity would be able to make in its entities that do not qualify as operating companies and/or pursuant to which the applicable Fund entity was unable to attain management rights. In selecting, structuring and managing investments appropriate for the Fund, the Investment Manager intends to consider the investment and tax objectives of the Fund and its Partners as a whole, and not the investment, tax, or other objectives of any Limited Partner individually. However, there can be no assurance that a result will not be more advantageous to some Limited Partners than to others, to one Parallel Fund than to another Parallel Fund, or to affiliates of the General Partner and/or the Investment Manager than to a particular Limited Partner.

Limited Partner Due Diligence Information. The General Partner will make available to each prospective investor, prior to the closing applicable to such a prospective investor, the opportunity to ask questions of, and receive responses from, a representative of the General Partner concerning the terms and conditions of the Private Offering and to obtain any additional information, if the General Partner possesses such information or can acquire it without unreasonable effort or expense, necessary to verify the accuracy of the information set forth herein. Due to the fact that different potential investors may ask different questions and request different information, the General Partner may provide certain information to one or more prospective investors that it does not provide to all of the prospective investors. None of the responses or additional information provided is or will be integrated into this Annual Report, and no prospective investor may rely on any such responses or information in making its decision to subscribe for Interests.

Other Agreements. The General Partner, on its own behalf or on behalf of the Fund, is expected to enter into a side letter or similar written agreement with a Limited Partner without the approval of any Limited Partner, that has the effect of establishing rights under, altering, or supplementing the terms of or confirming the interpretation of the applicable Fund document (including a Subscription Agreement) in order to meet certain requirements or requests of such investor (an “Other Agreement”). Such terms or rights will include: (i) ”most favored nation” treatment; (ii) rights with respect to confidentiality of the Fund’s and/or the relevant Limited Partner’s confidential information; (iii) rights with respect to withdrawals, liquidity or transfers of Interests; (iv) acknowledgements of, or agreements with respect to, investment policies and restrictions of a Limited Partner; (v) any rights with respect to reporting; (vi) agreements or representations relating to anti-bribery, pay-for-play and political contributions issues and the compliance by the Fund and the General Partner with legal or regulatory requirements; (vii) rights with respect to the Limited Partners’ Subscription Agreements; (viii) rights or terms necessary or desirable in light of particular legal, tax, internal policy, operational requirements, regulatory, accounting or public policy characteristics of a Limited Partner or the jurisdictions in which it is located and/or operates; (ix) more favorable economic arrangements (including, for example, with respect to management fees charged to such Limited Partners and/or full or partial waiver thereof, which waiver will be determined in the General Partner’s sole discretion); (x) rights or terms necessary or desirable in light of the legal form or the structure of a Limited Partner and application of the applicable Partnership Agreements to feeder funds and conduit vehicles; (xi) notification and tax-related obligations of the Fund or any other Parallel Fund or the General Partner or the general partner of any other Parallel Fund; (xii) agreements or representations relating to anti-bribery, pay-for-play and political contributions issues and the compliance by the Fund, the General Partner or the general partner of any other Parallel Fund with legal or regulatory requirements; (xiii) rights with respect to the process of calling capital and making cash or in-kind distributions by the Fund, the General Partner or the general partner of any other Parallel Fund; (xiv) terms confirming the General Partner’s or the general partner of any other Parallel Fund’s interpretation of the Partnership Agreements, the subscription agreements or other agreements related to the Fund; (xv) rights with respect to alternative investment vehicles and entities related thereto; (xvi) rights with respect to credit arrangements or other obligations of the Fund; (xvii) rights with respect to dispute resolution; (xviii) rights with respect to the Limited Partners’ subscription agreements; (xix) terms that are personal to the relevant Limited Partner based on its principal place of business, jurisdiction of formation or domicile, organizational form, binding policies or structural attributes (including for this purpose, terms granted to an investment fund, managed account, fund of funds or other investment vehicle, including a Strategic Partnership), which terms are not shared by the applicable Limited Partner; (xx) any rights accorded with respect to regulatory matters that are not applicable to the applicable Limited Partner; or (xxi) any election by a Limited Partner or notification to the General Partner or consent of the General Partner that is expressly contemplated by the Partnership Agreements but included in an Other Agreement for convenience. In addition, certain Limited Partners may be granted more favorable treatment than other Limited Partners holding the same class of Interest, subject to certain limitations, conditions and carve-outs.

Other Agreements will generally be based on such factors as the amount of a Limited Partner’s (or a related group of Limited Partners’) investment, a Limited Partner’s existing relationships with Apollo (such as whether the Limited Partner itself is an Apollo Client) or any particular legal, tax, internal policy, regulatory, accounting or public policy considerations applicable to such Limited Partner, but such Other Agreements can be entered into for any reason the General Partner or the Fund deems necessary, advisable, desirable or convenient. As a result, returns, as well as certain conditions or characteristics of an investment, can vary from Limited Partner to Limited Partner depending on any arrangements applicable to a given Limited Partner’s investment in the Fund. The terms of any Other Agreement with an Apollo Client, affiliates of Apollo and certain Apollo related persons will not be subject to any most favored nations provision set forth in the Partnership Agreements or in any Other Agreement. See also “—Certain Risks Relating to the Fund and the Interests—Agreements with Certain Investors” above.

Notwithstanding any express or implied provision to the contrary contained in any Other Agreement, to the extent that compliance with any of the provisions of any Other Agreement would cause the Fund, the General Partner, the Investment Manager or any of their respective affiliates to violate their respective fiduciary duties or obligations or to violate any applicable laws, any noncompliance with any such provision shall not be deemed to be a breach of such Other Agreement. Other Agreements will generally be based on such factors as the amount of a Limited Partner’s (or a related group of Limited Partners’) capital contribution, its existing relationships with Apollo (such as whether the Limited Partner itself is an Apollo Client) or any particular legal, tax, internal policy, regulatory accounting or public policy considerations applicable to such Limited Partner, but such Other Agreements may be entered into for any reason the General Partner or the Fund deem necessary, advisable, desirable or convenient. As a result, returns, as well as certain conditions or characteristics of an investment, may vary from Limited Partner to Limited Partner depending on any arrangements applicable to a given Limited Partner’s investment in the Fund. See also “—Certain Risks Relating to the Fund and the Interests—Agreements with Certain Investors” above.

Agreements Relating to the Fund’s Investments. When making investments, the Investment Manager may have an opportunity to negotiate side letter arrangements that provide more advantageous investment terms for the Fund. While the Investment Manager endeavors to negotiate the same terms on behalf of all of its clients for whom such a Fund investment is deemed to be an appropriate investment, there may be situations where regulatory, investment objectives, historical relationships with Apollo or other considerations result in differences among clients in the terms or availability of the benefits of any such side letter. Furthermore, there may be circumstances where the benefit provided cannot be taken advantage of by the Fund. Also, while the Investment Manager may negotiate terms that it considers more advantageous overall, concessions may be required to obtain such terms. For example, the Investment Manager may only be able to secure investment capacity for the Fund, if, in exchange, the Fund agrees to increase the period during which an investment is held.

Investor-Level Leverage. From time to time, prospective and existing Limited Partners may inform the General Partner that they intend or would like to finance or leverage their investment in the Fund using both equity and debt financing, with all or a portion of the debt financing being provided by a lender that has, among other things, such Limited Partners’ Interests in the Fund as collateral for such debt financing. It is possible that the lender could be Apollo, its affiliates, Apollo Clients, the Athene Group, the Athora Group or one or more of their respective portfolio companies. In this instance, there could be conflicts of interest with respect to the provision of such debt financing by any such person to such Limited Partner. Such lenders would earn and/or be reimbursed for customary fees, costs and expenses, and none of the foregoing amounts would offset management fees payable by the Fund. The General Partner will be subject to conflicts of interest in this regard, as it may be incentivized to offer such Limited Partners more favorable terms via a side letter arrangement or otherwise, as compared to the terms otherwise offered to other Limited Partners of the Fund, in order to facilitate any such financing and generate the fees, costs and expenses associated therewith for the benefit of an affiliate of Apollo. It is also possible that such lending activities could have adverse effects on the Fund and the manner in which it is managed, given that an affiliate of Apollo could be the General Partner on the one hand and the lender to the Limited Partner on the other hand. Further, the General Partner will be subject to conflicts of interest insofar as, among other things, the incentive to consent to and/or prioritize a transfer of an Interest held by a Limited Partner that had the benefit of financing from an affiliate of Apollo over the Interest of any other Limited Partner that did not, or granting or withholding its consent to a transfer by such a Limited Partner or any other Limited Partner, given that the circumstances under which a transfer is requested could include a foreclosure of the Interests as collateral, which would arise if the Limited Partner who obtained leverage were to default on the debt financing associated with its investment in the Fund. In such circumstance, the General Partner is incentivized to take such actions, including the provision of its consent, to facilitate such a transfer by the Limited Partner who obtained debt financing from an affiliate of Apollo. None of the foregoing transactions will be subject to the approval of or be subject to a notification requirement in favor of the Limited Partners, or will be subject to “most favored nations” treatment. See “—Certain Risks Relating to the Fund and the Interests—Failure to Vote” and “—Liquidity Options” in this Annual Report.

Potential Duties to Other Stakeholders. The General Partner and the Investment Manager are affiliates of AGM. The shares of Class A common stock of AGM are publicly traded on the New York Stock Exchange. As a result, the General Partner and the Investment Manager may have incentives relating to the interests of AGM’s stockholders that could differ from, and conflict with, the interests of the Fund and the Limited Partners, such as conflicts arising from the allocation of expenses and investment opportunities (in particular, opportunities in the financial services and insurance industry). Apollo will endeavor to resolve such conflicts in a manner that Apollo determines in good faith to be fair and equitable to the extent possible under the prevailing facts and circumstances. Apollo will seek to allocate investment opportunities between Apollo and Apollo Clients in accordance with their respective governing documents and will evaluate such opportunities in accordance with its allocation policies and procedures. In the past, the application of such policies has resulted in the allocation by Apollo of certain investment opportunities relating to the alternative investment management business to Apollo rather than to Apollo Clients, and Apollo expects to allocate such opportunities in a similar manner in the future.

As described herein, Apollo, together with Apollo Clients, engages in a broad range of business activities and invests in a broad range of businesses and assets. The General Partner and the Investment Manager take into account Apollo’s, its affiliates’ and/or other Apollo Clients’ and each of their respective portfolio investments’ respective interests (including reputational interests, financial interests, confidentiality concerns) and any other interests that arise from time to time) when determining whether to pursue (or how to structure) a potential portfolio investment for the Fund. As a result, it is possible that the General Partner or the Investment Manager may choose not to pursue or consummate an investment opportunity for the Fund (or may structure an investment in a manner it otherwise would not) notwithstanding that such investment may be profitable for the Fund because of the reputational, financial, confidentiality and/or other interests of Apollo and its affiliates.

Operating Partners Generally. With respect to an operating partner, Apollo generally retains, or otherwise enters into a joint venture arrangement with, such operating partner on an ongoing basis through a consulting or joint venture arrangement involving the payment of annual retainer fees or other forms of compensation. Such operating partner may receive success fees, performance-based compensation and other compensation for assistance provided by such operators in sourcing and diligencing investments for the Fund and other Apollo Clients. Such annual retainer fees, success fees, performance-based compensation and the other costs of retaining such operating partners may be borne directly by the Fund as fund expenses. Although an operating partner may be providing services on an exclusive basis to Apollo or the Fund, or may have acquired an interest in such operating partner, members of such operating partner will not be treated as affiliates of the General Partner for purposes of the Partnership Agreements. Accordingly, none of the compensation or expenses described above will be offset against any management fees or incentive allocation distributions payable to the General Partner in respect of the Fund. Such operating partners (including operating partners in which the Fund may own an interest) may operate assets on behalf of the Fund, as well as other Apollo Clients and may also operate assets for third parties.

Selection of Service Providers. As described above, except as may otherwise be provided in the Partnership Agreements, the General Partner, the Investment Manager or one or more of their respective affiliates will generally select the Fund’s service providers and their respective existing and potential investments, in each case, for purposes of the provision of services or in connection with financial transactions, and will determine the compensation of such providers without review by or the consent of any Limited Partner or any other independent party. The Fund, regardless of the relationship to Apollo of the person performing the services, will bear the fees, costs and expenses related to such services. This will create an incentive for the General Partner, the Investment Manager or one or more of their respective affiliates to select an Affiliated Service Provider, or to otherwise select service providers based on the potential benefit to Apollo or its affiliates (including service providers in which Apollo holds an interest, even if not Affiliated Service Providers) rather than to the Fund. For example, the General Partner, the Investment Manager or one or more of their respective affiliates can select service providers that use their or their respective affiliates’ premises, for which the General Partner, the Investment Manager or one or more of their respective affiliates does not currently, but may in the future, receive overhead, rent or other fees, costs and expenses in connection with such on-site arrangement.

In light of the expanding nature of the Apollo platform, Apollo is expected to establish additional Affiliated Service Providers to exclusively or primarily provide services to one or more Apollo Clients and their respective portfolio investments, such as services that seek to provide, among other things, (i) enhanced savings in connection with the underlying business operations of portfolio investments, (ii) enhanced synergies, savings and scale across all or groups of portfolio investments, and (iii) certain services for Apollo Clients for which Apollo determines in its discretion should not be considered as part of or related to the traditional investment management services provided by the Investment Manager. In some cases, these services could be in lieu of or in addition to services that were previously outsourced or previously provided by Apollo, including in some cases at no charge, and could take the form of such Affiliated Service Provider receiving compensation that is a portion (percentage or fixed dollar amount) of the savings, as calculated by Apollo in its discretion. Apollo will determine whether such services should be viewed as the type of services for which an Affiliated Service Provider could receive compensation and/or expense reimbursement (including the overhead of such Affiliated Service Provider) and whether the fees earned by Affiliated Service Providers do not offset or reduce the management fee payable by investors and are not otherwise shared by the Fund and whether, to the extent applicable, such fees will be capitalized as part of the amount invested by the Fund as part of the acquisition price, financing or otherwise for consummated investments (and therefore included in the adjusted cost (or invested capital) of the relevant investment for purposes of calculating the management fee).

Furthermore, the General Partner, the Investment Manager or one or more of their respective affiliates may engage the same service provider to provide services to the Fund that also provides services to Apollo or any such affiliate, which creates a potential conflict of interest to the extent the interests of such parties are not aligned. For example, a law firm may at the same time act as legal counsel to the Fund, the General Partner, the Investment Manager or any of their respective affiliates. The General Partner, the Investment Manager and their respective affiliates address these conflicts of interest by using reasonable diligence to ascertain whether each service provider (including law firms) provides its service on a “best execution” basis, taking into account factors such as expertise, operational and regulatory controls, availability and quality of service and the competitiveness of compensation rates in comparison with other service providers satisfying Apollo’s or its affiliates’ service provider selection criteria. In addition, in the event such service providers are affiliates of Apollo (as opposed to third parties), the engagement of such providers must typically comply with any conditions applicable to affiliate transactions described herein or in the Partnership Agreements.

The transfer of a portfolio investment service provider between the Fund and another Apollo Client (where the Fund is a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration, and without obtaining any consent from any advisory committee, any other third party or any investors of the Fund or any other Apollo Client. However, Apollo could, but is not required to, obtain a third-party valuation confirming the same, and if it does, Apollo may rely on such valuation. The Fund’s issuers and portfolio companies of other Apollo Clients are not considered “affiliates” of Apollo, the Investment Manager or the Fund under the Partnership Agreements and therefore are not covered by affiliate transaction restrictions included in the Partnership Agreements.

Apollo from time to time enters into arrangements with service providers that provide for fee discounts for services rendered to Apollo and its affiliates. For example, certain law firms retained by Apollo discount their legal fees for certain legal services, such as legal advice in connection with firm operational, compliance and related matters. To the extent such law firms also provide legal services to Apollo Clients and its portfolio investments with respect to such matters, such Apollo Clients and its portfolio investments also enjoy the benefit of such fee discount arrangements. Legal services rendered for investment transactions, however, are typically charged to Apollo and Apollo Clients without a discount or at a premium. Legal fees for transactions that are not consummated are also typically charged at a discount.

In addition to the foregoing, and except as otherwise provided under the terms of the Fund’s Partnership Agreements, the General Partner, the Investment Manager or one or more of their affiliates could cause the Fund to enter into joint ventures or other co-investment arrangements, including with employees or affiliates of, the General Partner, the Investment Manager or one or more of their affiliates (each an “Affiliated Partner”) in order to source, or facilitate the consummation of, one or more transactions. Such joint venture or co-investment arrangements could result in fees being generated for joint venture or co-investment partners, including Affiliated Partners, by the related transactions and/or fees and expenses being paid to such joint venture or co-investment partners, including Affiliated Partners, by the Fund. To the extent an Affiliated Partner earns fees, or is entitled to reimbursement of expenses, from the Fund in respect of a joint venture or other co-investment arrangement, such amounts generally will not offset fees or expenses payable by investors in the Fund. The General Partner, the Investment Manager and their affiliates can enter into joint ventures and co-investment arrangements, including with Affiliated Partners, without review by or the consent of the Limited Partners or an independent party. This will create an incentive for the General Partner, the Investment Manager and their affiliates to enter into joint ventures and co-investment arrangements with Affiliated Partners based on the benefits to such Affiliated Partners rather than the benefits to the Fund.

In addition, Apollo personnel will at times hold investments in entities that are or become service providers to the Fund or portfolio investments of the Fund. Although the relevant Apollo personnel might not have control or other influence over the decisions of the relevant service provider (including whether to enter into a business arrangement with Apollo or portfolio investments of the Fund), a conflict of interest or the perception thereof could nevertheless arise in engaging the relevant entity as a service provider in light of the personal benefits that accrue through the investment(s) they hold in the service provider.

Representing Creditors and Debtors. The General Partner, the Investment Manager and their respective affiliates could in certain circumstances represent creditors or debtors in proceedings under relevant bankruptcy or insolvency codes or prior to such filings, including where the General Partner, the Investment Manager and their respective affiliates represent the Fund (as creditor or debtor), on the one hand, and Apollo, other Apollo Clients, the Athene Group or their respective portfolio companies (as creditors or debtors), on the other hand. From time to time, the General Partner, the Investment Manager and their respective affiliates could serve as advisor to creditor or equity committees on behalf of such Apollo Clients. This involvement, for which the General Partner, the Investment Manager and their respective affiliates could be compensated, could, among other things, limit or preclude the flexibility that the Fund could otherwise have to participate in restructurings, or the Fund may be required to liquidate any existing positions of the applicable issuer.

Relationships with the Fund’s Issuers. The Fund’s issuers could be counterparties or participants in agreements, transactions, or other arrangements with other issuers of the Fund and portfolio companies or investments of other Apollo Clients and/or Apollo (including the Athene Group) that, although Apollo determines to be consistent with the requirements of such funds’ governing agreements, may not have otherwise been entered into but for the affiliation with Apollo, and which may involve fees and/or servicing payments to Apollo-affiliated entities that are not subject to the management fee offset provisions described herein. For example, Apollo could, like other firms, in the future cause issuers to enter into agreements regarding group procurement, benefits management, data management and/or mining, technology development, purchase of title and/or other insurance policies (which may be pooled across portfolio investments and discounted due to scale), and other similar operational initiatives that may result in fees, commissions or similar payments and/or discounts being paid to the Investment Manager or its affiliates, or a portfolio investment, including related to a portion of the savings achieved by the portfolio investment. Moreover, Apollo, the Investment Manager, and their affiliates are often eligible to receive favorable terms for procurement due in part to the involvement of Fund’s issuers in such arrangements, and any discounted amounts will not be subject to the management fee offsets or otherwise shared with the relevant Apollo Clients and one or more Affiliated Service Providers could be engaged to facilitate such arrangements and receive fees, including from the participating portfolio investments, which could take the form of a percentage of the savings realized. In addition, portfolio companies or investments of other Apollo Clients may do business with, support, or have other relationships with competitors of the Fund’s issuers, and in that regard prospective investors should not assume that a company related to or otherwise affiliated with Apollo will only take actions that are beneficial to or not opposed to the interests of the Fund and its portfolio investments.

Moreover, in connection with seeking financing or refinancing of portfolio investments and their assets, it may be the case that better financing terms are available when more than one portfolio investment provides collateral, particularly in circumstances where the assets of each portfolio investment are similar in nature. As such, rather than seeking such financing or refinancing on its own, a portfolio investment of the Fund may enter into cross collateralization arrangements with another portfolio investment of the Fund. In addition, a provider of the foregoing financing could include one or more Apollo Clients and Apollo, its affiliates and its employees. It is often preferred (or commercially required) for a counterparty to view the various entities as one single “Apollo” party and therefore appropriate for these obligations to be addressed among other Apollo Clients by way of a back-to-back or reimbursement type arrangement. As part of financing transactions and other arrangements for the benefit of portfolio investments, including hedging arrangements and other transactions that arise in the ordinary course or support the day-to-day operations of such portfolio investments, counterparties could require or otherwise request credit support or other risk enhancements and Apollo could determine that it is beneficial that such support should come from various members of the Apollo Group, the Athene Group or Syndication Entities and in such cases the fees, expenses and any other forms of renumeration arising from such support will not be subject to management fee offsets or otherwise shared with the Fund or another Apollo Client or their respective investors. See also “—Certain Transactions” and “—Affiliated Service Providers” above.

Apollo could also enter into, or cause the Fund or its portfolio investments to enter into, financing or similar transactions or arrangements in respect of balance sheet assets or accounts receivable held by the Fund’s portfolio investments. For example, Apollo, its affiliates, Apollo Clients (including Apollo Clients created for this purpose as well as members of the Athene Group or the Athora Group, or Apollo Clients financed thereby), or any of their respective portfolio investments, subsidiaries or Special Purpose Vehicles could acquire one or a group of Fund portfolio investments’ interests in certain assets, accounts receivable or similar future cash flows. While any such transaction could provide liquidity, operating cash or other benefits to the relevant portfolio investment, it could also result in such portfolio investment receiving a lesser return on the relevant assets than would have been the case had it retained them. Apollo will also be incentivized to cause portfolio investments to enter into such transactions both in its or its affiliates’ capacities as the counterparty or sponsor thereof, and in order to use the proceeds of such transactions to make distributions to the Fund and the Partners, including incentive allocation distributions.

In addition, one or more portfolio companies of Apollo Clients will invest in the Fund, and, in the future, portfolio companies and portfolio investments of other Apollo Clients could invest in other Apollo Clients. In each case, the management fees or incentive allocation to be borne thereby could be determined on a basis other than arm’s length, and no such amounts received by Apollo will be shared with, or reduce the management fee or incentive allocation payable by or in respect of, the Apollo Client invested in such portfolio company or other issuer or its investors (including the Fund or the Limited Partners). Such portfolio companies could also be Apollo Clients, in which case they could bear a double layer of fees and/or incentive allocation.

Strategic Partnership with Motive Partners. As publicized on July 1, 2021, Apollo and Motive Partners (“Motive”), a specialist private equity firm focused on financial technology investments announced a strategic and financial partnership to capitalize on significant technological transformation and innovation in financial services. As part of the strategic partnership, Apollo acquired up to a 24.9% minority stake in Motive’s management company and certain institutional SMA clients managed or advised by Apollo and its affiliates and/or certain insurance company balance sheet investors are (and will continue to become) limited partners in Motive-managed vehicles. Apollo and/or Apollo Clients sometimes also invest in portfolio investments held by Motive-managed vehicles. For Apollo, the partnership is intended to accelerate innovation and growth, with Motive serving as a strategic innovation partner to Apollo, its affiliates, and its and its managed funds’ and accounts’ respective portfolio investments. Motive Create, Motive’s in-house innovation team, works with Apollo in a number of focus areas, including technology innovation across its platform, new product development and distribution, and investment origination.

While Apollo and Motive are not affiliated with one another for purposes of their respective managed funds’ and accounts’ documents or otherwise, there are circumstances in which actual or potential conflicts of interest arise given Apollo’s minority ownership interest in Motive. As stated above, Motive Create provides services to Apollo’s managed funds and accounts and their respective portfolio investments and Apollo will be entitled to up to 24.9% of the net income associated with such arrangements. While Apollo’s managed funds and accounts sometimes receive favorable treatment in respect of the fees paid for such services, there is no assurance that such arrangements will be on arm’s length terms or on terms that are as favorable had the services been provided by a person in which Apollo has no financial interest. Further, given Apollo’s economic interest in such arrangements, Apollo is incentivized to maximize the usage and pricing associated with such arrangements.

In connection with acquisitions and other transactions by Motive and Motive funds, as well as the ownership and operation of portfolio companies of Motive and the Motive funds, Apollo Clients and controlled and non-controlled portfolio companies of Apollo Clients could provide various forms of financing, including debt and equity, and Affiliated Service Providers or other affiliates of Apollo could earn fees in exchange for providing services in connection with such financings, even if the sole providers of financing are Apollo Clients and/or their respective portfolio companies, all of which will not reduce management fees paid by Apollo Clients. There can be no assurance that the terms of these financing transactions will be at arm’s length or that Apollo will not receive a benefit from such transactions, which can be expected to incentivize Apollo to cause these transactions to occur.

Apollo’s partnership with Motive is also intended to facilitate the business of certain Affiliated Service Providers engaged by Apollo Clients, including Alchelyst, discussed below. It is also possible that Affiliated Service Providers could provide services to Motive and its managed funds and portfolio companies.

Alchelyst (f/k/a Lyra). In February 2025, Lyra was established to provide, among other things, end-to-end servicing for institutional, global wealth, global family office and retail investors across the full array of fund and investment offerings advised or managed by Apollo, including Apollo Clients. In March 2026, Lyra completed a merger with Alchelyst, a fund administrator affiliated with Motive, and the combined company now operates under the name Alchelyst. Alchelyst is owned by Apollo and Motive and is a for-profit business established for the benefit of Apollo and Motive, and thus the fees paid by Apollo Clients for the Alchelyst Services (as defined below) reflect Alchelyst’s efforts to generate returns.

Alchelyst provides an integrated array of services, including (i) technology-enabled client solutions for managers and investor onboarding and servicing, (ii) full-service fund administration across alternative asset classes, and (iii) proprietary and third-party technology infrastructure supporting workflows, reporting, compliance, data management, pre-trade and post-trade operations, technology and other similar services (the “Alchelyst Services”). The scope of the Alchelyst Services is expected to be expanded in the future. The fees, expenses or other charges for the Alchelyst Services will either (i) be paid by Apollo and then reimbursed, if applicable, on a cost basis, or (ii) be paid by Apollo or Apollo Clients, as applicable, using a basis points-based fee model, in each case, in accordance with Apollo Clients’ governing documents and Apollo’s expense allocation procedures.

As an Affiliated Service Provider to Apollo Clients, certain “Operating Expenses” and/or similar expenses paid, directly or indirectly, to Alchelyst by Apollo Clients are set on an arm’s-length basis or terms that are not materially less favorable to such Apollo Clients than the expenses that could be paid to a third party with commensurate skill, expertise or experience (to the extent applicable), in each case, as determined by the general partner in good faith. However, in order to provide the Alchelyst Services, Alchelyst itself engages numerous vendors and service providers, including counterparties in which any of Apollo, Motive, Apollo Clients and/or their respective portfolio companies could have an interest, whether through a direct or indirect ownership stake and/or other direct or indirect interest, in the management or operations of such counterparties, including fee streams, revenue shares and/or the potential for incentive fees or similar economic arrangements.

More specifically, prior to the merger, Lyra entered into an enterprise-wide arrangement with Vega Investment Technologies, Ltd. (“Vega”), an alternative investment technology company held in the portfolio of certain Apollo Clients, to use Vega’s alternative asset manager client service technology platform (“Vega AltOS”) to facilitate the provision of services. Vega AltOS is a comprehensive operating system that supports the standardization of private markets client service infrastructure. At or around the time that the platform-wide engagement was negotiated and finalized, Apollo agreed to (i) contribute Edna, a large alternative employee investment platform in the market that was incubated and owned by Apollo, to Vega and (ii) together with funds managed by Motive, provide venture capital financing to Vega in order to, among other things, facilitate the scaling of Vega AltOS. Edna has been added to Vega AltOS and is part of the suite of services now provided by Vega to Alchelyst in support of Alchelyst providing the Alchelyst Services. As a result, Apollo can indirectly benefit from fees and/or expenses paid by Apollo Clients to Alchelyst where Alchelyst engages service providers in which Apollo and/or Motive have an economic interest.

The establishment of and desire to grow Alchelyst poses potential and actual conflicts of interest, including: (i) Apollo being incentivized to cause Apollo Clients to use an expanding list of Alchelyst Services in order to facilitate the growth of Alchelyst’s overall business, including increasing revenues and margins; and (ii) Apollo being incentivized to determine that additional services for the benefit of Apollo Clients and/or their respective investors fall within the scope of Alchelyst’s business and should be treated as Alchelyst Services and thus charged to Apollo Clients as contemplated in the preceding paragraphs instead of such costs being borne by Apollo without reimbursement from Apollo Clients or passed through to Apollo Clients by Apollo on a cost basis. As a result, the overall amounts paid, directly or indirectly, by Apollo Clients with respect to the Alchelyst Services may be higher than would have otherwise been paid without the establishment of Alchelyst and may in the future increase or change. The fees earned by Alchelyst in respect of the Alchelyst Services will not reduce any management fees payable by any Apollo Client and could, in certain circumstances, be borne by investments made by Apollo Clients, including out of the funds invested by such Apollo Clients into such investments (which amounts are in some cases included in the adjusted cost or invested capital of investments used to determine the amount of management fees due). Any such fees or other compensation will be retained by, and be for the benefit of, Alchelyst. For the avoidance of doubt, such fees will not be for the benefit of any applicable Apollo Client and, as a result, Apollo and Motive will retain the benefits.

As part of providing the Alchelyst Services, Alchelyst will have access to personal and/or confidential information pertaining to both Apollo Clients and their respective investors, and Alchelyst will, in turn, share such information with its vendors and services providers. To the extent authorized under Alchelyst’s governing documents, Motive may have access to such information, in addition to Alchelyst and Apollo.

Minority Investments in Other Businesses. Apollo and Apollo Clients from time to time make minority investments in alternative asset management, financial services (including finance businesses) and insurance firms and other businesses which are not issuers of the Fund or portfolio companies of other Apollo Clients and that are not affiliated with Apollo, the Fund, other Apollo Clients and their respective portfolio companies and investments. Certain of these firms may from time to time engage in similar investment or other transactions in which the Fund engages, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio companies. Typically, the Apollo-related party with an interest in the asset management firm, business or other person would be entitled to receive, as applicable, a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm, business or person or a revenue share, as applicable, that are included in the transaction or activities of the third-party asset management firm, business or person, or a subset of such activities such as transactions with an Apollo-related party. One or more Apollo Clients, including Apollo Clients that do not hold any portion of the investment in the asset management firm could invest in vehicles that are managed or sponsored by such firms, and such Apollo Clients will be subject to the terms and conditions of such investments, which likely entail various fees and expenses to be directly or indirectly borne by the Fund as an investor in such Apollo Clients, without any offset or adjustment to the fees and expenses charged at the Apollo Client level. In addition, while such minority investments are generally structured so that Apollo does not “control” such firms, businesses or persons, Apollo may nonetheless be afforded certain governance rights in relation to certain investments of such firms (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Apollo the ability to influence the firm. Although Apollo and Apollo Clients do not intend to control such third-party asset management firms, businesses or persons, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such firms, businesses or persons or the interpretation of applicable law or regulations, investments by Apollo, the Fund, other Apollo Clients and their respective portfolio companies will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers, businesses or persons will not be deemed “affiliates” of Apollo under the Partnership Agreements or for any other purpose, Apollo may, under certain circumstances, be in a position to influence the management and operations of such asset managers, businesses or persons and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. The Fund may from time to time participate in such investments alongside other Apollo Clients. Participation rights in a firm (or other business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Fund to claims by third parties in connection with such investments (as indirect owners of such asset management firms or businesses) that could have an adverse financial or reputational impact on the performance of the Fund. Furthermore, it is expected that from time to time, the Fund, its affiliates and their respective portfolio investments will engage in transactions with, and buy and sell investments from, any such third-party asset managers and their sponsored funds, or such persons, and make investments in vehicles sponsored by such third-party asset managers, which may result in the Apollo-related party earning carried interest /performance-based incentive compensation and/or fee income or revenue in respect of any such transactions. Additionally, it is expected that Apollo Clients (including the Fund) and/or controlled and non-controlled portfolio companies of Apollo Clients could provide various forms of financing, including debt and equity, to such alternative asset management and insurance firms and other businesses and their respective investment funds and portfolio companies, and Affiliated Service Providers or other affiliates of Apollo could earn fees in exchange for providing services in connection with such financings, even if the sole providers of financing are Apollo Clients and/or their respective portfolio companies, all of which will not reduce management fees paid by the Fund. There can be no assurance that the terms of these transactions between parties related to Apollo, on the one hand, and the Fund and its portfolio investments, on the other hand, will be at arm’s length or that Apollo will not receive a benefit from such transactions, which can be expected to incentivize Apollo to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms or such persons will not necessarily be resolved in favor of the Fund. The Limited Partners will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. Further, it is anticipated that on a programmatic basis Apollo personnel and the personnel of any such asset manager or other such persons could also invest in Apollo Clients and/or such other firms’ managed funds or businesses (and vice versa), including the Fund, and such asset manager or such persons (as applicable) could invest in the Fund, on preferential terms, including on a no-fee and/or no-carry basis that is not subject to “most favored nations” treatment, in each case, as determined by Apollo in its sole discretion.

Certain Structural Conflicts. As described in “—Certain Risks Relating to the Fund and the Interests—Structure; Structural Considerations; Certain Related Conflicts,” certain structuring conflicts are involved in structuring the manner in which the Fund obtains exposure to the Aggregators.

Potential Conflicts of Interest Related to Other Apollo Clients. Apollo has and may in the future form, sponsor or manage other Apollo Clients, including Apollo Clients that are publicly listed investment companies registered under the Investment Company Act, that will pursue substantially the same investment strategy as the Fund, such as the Apollo Multi Asset Credit Fund. The Fund may invest on a side-by-side basis with these other Apollo Clients, except to the extent that legal, tax, regulatory or other considerations dictate otherwise. As an example, restrictions imposed on a registered investment company by the Investment Company Act may prohibit the Fund and any such Apollo Client from engaging in certain transactions jointly or simultaneously. In order to trade jointly or simultaneously with a registered investment company, the Fund may elect to forego certain activities (e.g., by taking a less active role in connection with a transaction), which may be beneficial to the Fund.

While it is anticipated that generally the Fund and any Apollo Client with substantially the same investment strategy as the Fund will participate in the same investment opportunities proportionally based on their respective available capital, due to, among other reasons, the investment and leverage limitations of such other Apollo Clients and prohibitions under the Investment Company Act (as applicable), opportunities may be allocated not on a proportionate basis but rather in any manner deemed by the Investment Manager to be fair and equitable.

General Partner Not Subject to Lock-Up. The General Partner is not subject to the Lock-Up Period (as defined in the Partnership Agreements) and therefore, subject to the withdrawal terms contained herein, may withdraw as of any Withdrawal Date. Depending on the size and the performance of the Fund at the time of such withdrawal, such withdrawal may have an adverse effect on the Fund and may reduce liquidity of the portfolio, making it difficult to satisfy withdrawals by Limited Partners on subsequent Withdrawal Dates. Such a withdrawal by the General Partner could also create adverse publicity for the Fund, discouraging new investments from third-party investors.

Advisory Boards. Certain Apollo Clients (but not the Fund) have advisory boards (or the equivalent thereof). Although Apollo has adopted policies and procedures designed to manage conflicts among Apollo Clients, members of the advisory boards may themselves have conflicts of interest that do not disqualify such members from voting or consenting to matters submitted to their advisory boards for consideration or review. For example, in a cross trade situation where Apollo arranges for an Apollo Client to purchase an investment from, or sell an investment to, another Apollo Client, if an advisory board member has an interest in both Apollo Clients involved in the cross trade, such member may favor one Apollo Client over the other if such member’s interests are more aligned with the Apollo Client it favors (assuming the advisory boards of such Apollo Clients are entitled to be consulted on or are otherwise entitled to approve such a cross trade). In addition, if the member has an interest unrelated to Apollo, it may not act in the best interest of the Apollo Client that it represents.

Interpretation of the Partnership Agreements. The Partnership Agreements and related documents are detailed agreements that establish complex arrangements among the Limited Partners, the Fund, the General Partner, the Investment Manager and other entities and individuals. Questions will arise from time to time under these agreements regarding the parties’ rights and obligations in certain situations, some of which will not have been contemplated at the time of the agreements’ drafting and execution. In these instances, the operative provisions of the agreements, if any, may be broad, general, ambiguous or conflicting, and permit more than one reasonable interpretation. At times there will not be a provision directly applicable to the situation. While the relevant agreements will be construed in good faith and in a manner consistent with applicable legal obligations, the interpretations adopted will not necessarily be, and need not be, the interpretations that are the most favorable to the Fund or the Limited Partners. Similarly, pursuant to the Partnership Agreements, only conflicts of interest that are “material” will be presented to the Limited Partners. Materiality, in this context, will be determined from the perspective of the Fund as a whole, and not that of any other party. The determination of whether a conflict is “material” to the Fund is inherently subjective, and will be made by the General Partner in its discretion. In interpreting the Partnership Agreements and making determinations as to materiality, the General Partner will at times be subject to conflicts of interest as between its, Apollo’s, Apollo Clients’, their respective affiliates’ and/or any of their respective portfolio companies’ interests, on the one hand, and those of the Fund, its issuers and/or the Limited Partners, on the other hand. There can be no assurance that any such interpretation or determination will be resolved in favor of the Fund or the Limited Partners.

The General Partner is subject to certain fiduciary and other related duties and obligations under U.S. federal securities laws and other applicable law that cannot be eliminated or modified in the Partnership Agreements. These include an obligation to act at all times in good faith and in the interests of the Fund. Investors should note, however, that the Partnership Agreements do contain provisions that reduce, eliminate or modify certain other fiduciary and other related duties and obligations to the Fund and the Limited Partners that would apply in the absence of such provisions. In particular, pursuant to certain provisions of the Partnership Agreements, Limited Partners waive or consent to conduct on the part of the General Partner that might not otherwise be permitted in the absence of such waivers or consents, or which could limit the remedies available to Limited Partners with respect to breaches of such duties and obligations. For example, the Partnership Agreements provides that the General Partner and its affiliates will have no liability to the Fund and the Limited Partners in respect of a conflict of interest, the resolution of which has been approved by a Majority-in-Interest of the Limited Partners (except to the extent prohibited or limited by law or regulation, including provisions of U.S. federal securities law and ERISA, if applicable, with respect to which rights and liabilities are not permitted to be waived). If any matter arises that the General Partner determines in its good faith judgment constitutes an actual conflict of interest, the General Partner is permitted to take such actions as it determines in good faith to be necessary or appropriate to mitigate such conflict (and upon taking such actions, the General Partner will be relieved of any liability, including to the Fund and the Limited Partners, for such conflict and the management thereof to the fullest extent permitted by law and will be deemed to have satisfied its fiduciary and other related duties to the fullest extent permitted by law). The General Partner is permitted to present conflicts of interest to the Limited Partners as provided for in the Partnership Agreements. There can be no assurance that all conflicts of interest will be resolved in a manner that is favorable to the Fund.

Syndication Entities. Syndication Entities are expected to co-invest or commit (including through borrowings on a subscription based credit facility or from Apollo itself), including alongside various Apollo Clients (including the Fund), in equity, debt or other financial instruments of certain issuers (including in different levels of the capital structure) with the view to further syndicate or sell down a portion of the applicable investment, including to other Apollo Clients, friends and family members of employees of Apollo, Apollo itself, one or more third parties unaffiliated with Apollo or the Fund. Additionally, the Investment Manager expects that there will be circumstances where the Syndication Entities do not make commitments to a particular investment to which the Fund does commit, the Fund syndicates such commitment to third-parties, and a Syndication Entity or Syndication Entities and/or ACS keeps the related syndication fees and such fees will not be subject to offset against management fees payable by the Fund. Apollo will determine the amount (if any) of an investment that will be allocated to Syndication Entities in a manner consistent with “—Certain Risks Relating to the Fund’s Investments—Allocation of Investment Opportunities” above, including taking into account the interests of the Syndication Entities, the liquidity profile of the Syndication Entities at the time of the investment and/or potential syndication, other syndications in process or expected to be in process and the need for bridging in those other syndications, the likelihood of successfully syndicating the investment and the potential for affiliates of Apollo, including Affiliated Service Providers, to earn syndication fees in connection with placing the investment with co-investors or third parties or, conversely, the risk of a failed syndication and retention of the investment (see “—Affiliated Service Providers” above). As such, Apollo will have an incentive not to allocate a portion of an investment to Syndication Entities where the post-closing syndication is expected to be challenging or subject to significant risk of failure and, instead, Apollo will be incentivized to allocate such investments to other co-investors or to allocate all of the investment to the Fund, which could result in the Fund maintaining a larger position in the relevant investment than would otherwise be the case, and as such reduce the Fund’s diversification and magnify the impact on the Fund of any losses on such investment. Conversely, Apollo will have an incentive to allocate a portion (or a larger portion) of an investment to Syndication

Entities when the post-closing syndication is expected to be less challenging or more likely to be successful (which could, effectively, mean what the market at the time of such allocation believes to be the Fund’s most attractive investments), or where there is greater potential for Apollo, including Affiliated Service Providers, to earn fees or other compensation (or greater fees or other compensation) in connection with the syndication (which will not offset against management fees), which could result in the Fund’s participation in the relevant investment being less-and less co-investment being available outside of such syndication-than would otherwise be the case. Participants in any syndication (which could include Limited Partners in their capacity as co-investors) could bear fees in connection therewith at rates set on the basis of a pre-determined rate card or similar mechanism that is not a result of arm’s length negotiation. In no event will any Syndication Entity be treated as a co-investor for purposes of the Partnership Agreements, unless determined otherwise by the General Partner, in its discretion. Further, Apollo is incentivized to allocate a larger amount of an investment to Syndication Entities than to traditional co-investors in view of the potential to earn fees or develop or strengthen industry relationships in connection with any such allocation. Apollo anticipates the establishment of certain policies and procedures relating to the participation by the Syndication Entities in any Fund portfolio investment, which could involve the establishment of certain committees that have persons involved in the business of the Syndication Entities and the Fund. Apollo reserves the right to cause syndications of the type described in this paragraph to be effectuated regardless of whether the structure in which they are effectuated is specifically outlined herein.

Apollo reserves the right to cause syndications described in the previous paragraph to be made at cost, or cost plus an interest rate or carrying cost charged from the time of the initial acquisition or commitment to the time of transfer, notwithstanding that the fair market value of any such investments may have declined below or increased above cost during such period. Apollo also has the discretion to determine another methodology for pricing these transfers, including fair market value at the time of transfer. Apollo will, in certain circumstances, charge fees on these transfers to either or both of the parties thereto. Conflicts of interest are expected to arise in connection with these affiliate transactions, including with respect to timing, structuring, pricing and other terms. For example, Apollo will have a potential conflict of interest when Apollo receives fees, including carried interest, from another Apollo Client acquiring from or transferring to a Syndication Entity or other entity all or a portion of an investment.

Further, a Syndication Entity could be a “principal entity” of Apollo by virtue of the ownership interests of Apollo Clients and/or members of the Apollo Group, or any of their respective portfolio companies or investments in such Syndication Entities. As such, any syndication or sell down of the applicable investment by a Syndication Entity to the Fund (a “Syndication Entity Sell-Down”) could be deemed to be a cross trade or principal transaction by virtue of the Syndication Entity acting as a “principal entity” of Apollo, and the Fund will bear its pro rata share of any fees, costs and expenses associated with a Syndication Entity Sell-Down.

Conflicting Fiduciary Duties to Other Apollo Credit Funds. Other Apollo Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, CMBS and other debt instruments, which are generally sponsored, managed or advised by Apollo Credit. Subject to the terms of the Partnership Agreements, these Apollo Clients could be offered the opportunity to provide financing to the Fund or with respect to investments made by the Fund and its issuers. Apollo owes a duty to these other Apollo Clients as well as to the Fund and will encounter conflicts in the exercise of these duties. For example, as described in more detail in “—Capital Structure Conflicts” of this Annual Report, if an Apollo Client purchases high-yield securities or other debt instruments of an issuer, or otherwise occupies a senior (or other different) position in the capital structure of a portfolio investment relative to the Fund, Apollo will encounter conflicts in providing advice to the Fund and to these Apollo Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. The Fund could hold a portfolio investment that is senior in the capital structure, such as a debt instrument, to another Apollo Client. Although measures taken by Apollo can help to mitigate these conflicts, no measures can be expected to completely eliminate them. By executing a Subscription Agreement with respect to the Fund, each Limited Partner acknowledges these conflicts related to duties to such Apollo Clients, acknowledges that these conflicts will not necessarily be resolved in favor of the Fund, agrees that Limited Partners may not be entitled to receive notice or disclosure of the occurrence of these conflicts, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Apollo or its affiliates and releases each of them from any liability arising from the existence of any such conflict of interest.

Similarly, certain Apollo Clients have the ability to invest in securities of publicly traded companies that are actual or potential investments of the Fund or its issuers. The trading activities of Apollo Clients may differ from or be inconsistent with activities that are undertaken for the account of the Fund or its issuers in any such securities. In addition, the Fund may not pursue an investment in an issuer otherwise within the investment mandate of the Fund as a result of such trading activities by other Apollo Clients.

Additional conflicts could arise to the extent Apollo holds an outsized economic position in any of the participating Apollo Clients such that the decision to participate in the investment opportunity by other Apollo Clients, such as providing periodic debt financing to a finance business that is owned by an Apollo Client in which Apollo and its affiliates hold a substantial portion of the limited partnership interests of such Apollo Client. In such cases, Apollo could be incentivized to manage such arrangements in a manner that would enhance the returns of Apollo Clients in which it holds a substantial portion of the equity, even to the detriment of other Apollo Clients. In addition, the Fund may not pursue an investment opportunity that is within its mandate as a result of trading activities of other Apollo Clients or investments made by other Apollo Clients and their portfolio companies.

Reinsurance Agreements. One or more insurance company subsidiaries or cedents (each, a “Portfolio Company Insurer”) of an Insurance Company PortCo could from time to time enter into one or more reinsurance or other risk transfer agreements or other arrangements (collectively, “Reinsurance Arrangements”) with insurers and reinsurers that are affiliated with Apollo or certain Apollo Clients or their respective portfolio companies, including Catalina Holdings (Bermuda) Ltd., an affiliate of the General Partner and an acquirer and manager of non-life insurance and reinsurance companies and portfolios in run-off, members of the Athene Group and members of the Athora Group (each, an “Apollo Affiliated Insurance Company”). Similar arrangements could be entered into in the event that the Fund invests in an issuer that is, or has one or more subsidiaries that are, in the insurance industry. In some cases, under these Reinsurance Arrangements, a Portfolio Company Insurer may cede to an Apollo Affiliated Insurance Company all or a portion of the risks it underwrites and will pay to such Apollo Affiliated Insurance Company a premium based upon the risk and exposure of the policies subject to reinsurance. In other cases, a Portfolio Company Insurer may act as a reinsurer and assume certain agreed risks from an Apollo Affiliated Insurance Company in exchange for premiums based upon the risks and exposures assumed by the Portfolio Company Insurer. Such Reinsurance Arrangements may include catastrophe, treaty, facultative and quota share reinsurance and may be on an excess of loss basis (where protection is provided for the amount of covered losses in excess of a specified loss amount), on a proportional basis (where the reinsurer shares in a proportional amount of the premiums and covered losses for a specified group of risks) or with respect to an entire specified block of the ceding company’s business (for example, the reinsurer may assume all of the outstanding risks on a line of business exited by the ceding insurer).

Although the reinsurer is liable to the ceding company to the extent of the reinsurance ceded, the ceding company remains liable as the direct insurer on all risks reinsured. After reinsurance is purchased or otherwise obtained, the ceding company has limited ability to manage the credit risk of the reinsurer. In addition, in a number of jurisdictions, particularly the EU and the U.K., reinsurers are permitted to transfer such Reinsurance Arrangements to other reinsurers, that may be less creditworthy, without a counterparty’s consent; provided, that any such transfer has been approved by the applicable regulatory and/or court authority. In addition, where a Portfolio Company Insurer acts as a reinsurer, the Portfolio Company Insurer is dependent on the original underwriting decisions made by the ceding company and therefore is subject to the risk that the ceding company may not have adequately evaluated the risks the Portfolio Company Insurer has reinsured, such that the premiums may not adequately compensate for the risks assumed or the losses incurred.

It is anticipated that in connection with these Reinsurance Arrangements, the reinsurer may engage AAME, ISGI or Apollo Credit or any other Affiliated Service Provider (including ISGI) for investment advisory and/or management services, and such service providers will be entitled to compensation from the Portfolio Company Insurer, an Apollo Affiliated Insurance Company or a related reinsurance trust, as applicable. Such fees, compensation or expense reimbursements received by Apollo Insurance Solutions Group LP (“AISG”), AAME, Apollo, Apollo Credit or any other Affiliated Service Provider (including from the Fund or an Insurance Company PortCo) will be retained by, and be for the benefit of, such service provider, as applicable, and will not directly or indirectly benefit the Fund or the Limited Partners. The provision of services by AISG, AAME, Apollo Credit or any other Affiliated Service Provider to a Portfolio Company Insurer or an Apollo Affiliated Insurance Company, as

applicable, will not require the review by or consent of the Limited Partners, any subcommittee thereof or any other independent party. See “—Affiliated Service Providers” of this Annual Report.

These Reinsurance Arrangements (including any subsequent Affiliated Service Provider arrangements) inherently involve actual and potential conflicts of interest, including, without limitation, (i) to the extent that the performance and operations of an affiliated counterparty could conflict with, and adversely affect the performance and operations of, an Insurance Company PortCo and its subsidiaries and (ii) in regard to the pricing, recourse and other terms that an Insurance Company PortCo and its subsidiaries may seek as compared to an unrelated third party. In such cases, the affiliated counterparty may not take into consideration the interests of an Insurance Company PortCo and its subsidiaries. In the event that an Insurance Company PortCo or any Apollo Affiliated Insurance Company experiences distress or cannot perform its respective obligations under the Reinsurance Arrangement, certain potential or actual conflicts of interest could arise given Apollo’s governance rights and investments of Apollo Clients being on both sides of the transactions, and, therefore, Apollo and its affiliates may seek (but will not be obligated to) use certain measures to mitigate such conflicts of interest, including deferring decisions associated with the Reinsurance Arrangements to other persons or entities (such as the board of an Insurance Company PortCo or a committee thereof). For example, certain material reinsurance transactions between a Portfolio Company Insurer and an Apollo Affiliated Insurance Company, including any Reinsurance Arrangement, may be subject to review by the independent members of the Insurance Company PortCo’s Board of Directors (the “Independent Directors”) and a majority vote of such Independent Directors may be required or requested to approve any such transaction. Any approval may be required to be sought in accordance with the applicable corporate formalities of such Board of Directors, and such transactions may also be subject to review by Conflicts Review Agents or similar persons.

It is anticipated that any Insurance Company PortCo will institute policies and procedures designed to address such potential or actual conflicts of interest and that seek to ensure that such Insurance Company PortCo and its subsidiaries are treated fairly and equitably with regard to any such reinsurance transactions entered into with an Apollo Affiliated Insurance Company and that any such transactions are entered into on terms not materially less favorable to the Portfolio Company Insurer than terms generally available to an unaffiliated third party under the same or similar circumstances. No such reinsurance transactions or Reinsurance Arrangement will require the review by or consent of the Limited Partners or any other independent party.

Data. Apollo receives, generates, or obtains various kinds of data and information from the Fund, other Apollo Clients and their respective portfolio companies and investments, including data and information relating to business operations, financial information, results, trends, budgets, customers and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “big data.” Apollo may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding, including use, distribution and derived works rights over) this data and information from the Fund, other Apollo Clients and their respective portfolio companies and investments. In furtherance of the foregoing, Apollo has entered and will continue to enter into information sharing and use arrangements, or otherwise engage in information sharing, with the Fund, other Apollo Clients and their respective portfolio companies and investments and related parties, such as service providers. Although Apollo believes that these activities improve its investment management activities on behalf of the Fund and other Apollo Clients, information obtained from the Fund and its portfolio investments also provides material benefits to Apollo or other Apollo Clients without compensation or other benefit accruing to the Fund or Limited Partners. For example, information from an issuer may enable Apollo to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Apollo and other Apollo Clients that do not own an interest in the issuer, without compensation or benefit to the Fund or its issuers.

Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material non-public information, Apollo is generally free to use data and information from the Fund’s activities to assist in the pursuit of Apollo’s various other activities, including to trade for the benefit of Apollo or another Apollo Client. Any confidentiality obligations in the Partnership Agreements do not limit Apollo’s ability to do so. For example, Apollo’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of an issuer in the same or related industry. Such trading may provide a material benefit to Apollo without compensation or other benefit to the Fund or Limited Partners.

The sharing and use of “big data” and other information presents potential conflicts of interest and the Limited Partners acknowledge and agree that any benefits received by the Fund will not be subject to the management fee offset provisions or otherwise shared with the Fund or Limited Partners. As a result, the Investment Manager has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits Apollo or other Apollo Clients.

Data Management Services. Apollo or an affiliate of Apollo formed in the future could provide data management services to Apollo, Apollo Clients or affiliates or portfolio companies or investments thereof and associated entities (collectively, “Data Holders”). Such services could include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, distributing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and/or, subject to the limitations in the Partnership Agreements and any other applicable contractual limitations, with Apollo, Apollo Clients or affiliates or portfolio companies or investments thereof and associated entities. If Apollo or its affiliate enters into data services arrangements with such persons for such data services, the Fund could indirectly bear its share of such compensation based on its pro rata ownership of a portfolio company or investment or other issuer. Where Apollo or its affiliate believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Apollo or its affiliate in its sole discretion, with Apollo or its affiliate able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Apollo or its affiliate is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)) that will not be subject to the management fee offset provisions or otherwise shared with the Fund or Limited Partners. Additionally, Apollo or its affiliate is also expected to share and distribute the products from such data management services within Apollo or Apollo Clients or affiliates or portfolio companies or investments thereof and associated entities at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data thereto. The potential receipt of such compensation by Apollo or its affiliate may create incentives for Apollo or its affiliate to cause the Fund to invest in issuers with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Legal Representation. In preparing this Annual Report, Paul, Weiss, Rifkind, Wharton & Garrison LLP (of 1285 Avenue of the Americas, New York, NY 10019-6064, United States), Walkers (of 190 Elgin Ave, George Town KY1-9001 Cayman Islands) and other legal counsel (collectively, “Counsel”) has relied upon certain information furnished by the General Partner, the Investment Manager and their respective affiliates and has not investigated or verified the accuracy or completeness of such information. In connection with the Private Offering and subsequent advice to the Fund, the General Partner, the Investment Manager and their respective affiliates, Counsel’s engagement is limited to the specific matters as to which it is consulted by the General Partner and/or the Investment Manager and, therefore, there may exist facts or circumstances that could have a bearing on the Fund’s (or the General Partner’s and/or the Investment Manager’s) financial condition or operations with respect to which Counsel has not been consulted and for which Counsel expressly disclaims any responsibility. In addition, Counsel does not undertake to monitor compliance by the Fund, the General Partner, the Investment Manager and their affiliates with the investment program, valuation procedures or any other guidelines set forth herein, and Counsel does not monitor the Fund’s ongoing compliance with applicable laws. In connection with the Private Offering and ongoing advice to the Fund, the General Partner and the Investment Manager and their respective affiliates, Counsel will not represent any Limited Partner unrelated to the General Partner. No independent counsel has been retained (or is expected to be retained) to represent the Limited Partners. In that regard, prospective investors should consult with and rely on their own legal and other advisors concerning a potential investment in the Fund, including tax consequences to them and any ERISA considerations relating to any investment in the Fund.

Conflicts Review Agent. Regarding affiliated transactions that require consent by or on behalf of the Fund, multiple forms of consent may be authorized. Further, to the extent consistent with the Fund Documents, the General Partner is authorized to select one or more persons (each, a “Conflicts Review Agent”) who are not affiliated with the General Partner, to consider and, on behalf of the Limited Partners and the Fund, review and/or approve such matters or potential conflicts of interest as the General Partner may determine, including any affiliated transactions or other matters that could require approval under applicable law, including Section 206(3) of the Advisers Act. To the extent the engagement of a Conflicts Review Agent by an Apollo Client could enable the consummation of an affiliated transaction by that Apollo Client more expeditiously than Apollo Clients that do not and cannot engage or utilize a Conflicts Review Agent, Apollo can take into account the timely closing of the transaction as a factor in determining which Apollo Clients will participate, subject to the applicable governing documents of the Apollo Clients. The person(s) selected as Conflicts Review Agents may be exculpated and indemnified by the Fund in the same manner and to the same extent as the General Partner is so exculpated and indemnified under the Fund’s governing documents, and the General Partner will have the authority to agree to reimburse such person(s) for their out-of-pocket expenses and to indemnify them (at the Fund’s expense) to the maximum extent permitted by law. The General Partner is authorized to submit such matters to the Conflicts Review Agent for their review and consent, which review and/or consent will be binding on the Fund and its partners, and will not be obligated to separately seek the review or consent of the Limited Partners with respect to such matters.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Partnership's risk management, including cybersecurity, is governed by the cybersecurity policies and procedures of the Investment Manager, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for us and other affiliated entities managed by Apollo, and we rely on Apollo for assessing, identifying and managing material risks to our business from cybersecurity threats.

The AGM Board of Directors is involved in overseeing Apollo’s risk management program, including with respect to cybersecurity, which is a critical component of Apollo’s overall approach to enterprise risk management (“ERM”). Apollo’s cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo’s overall ERM approach, Apollo’s cybersecurity program is focused on the following key areas:

•
Governance. As discussed further under the heading “Cybersecurity Governance,” the AGM Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo’s risks, including its cybersecurity risks. AGM’s Chief Information Security Officer (“CISO”) and the CISO of Athene, a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, and also receive support, as appropriate, from our executive officers and other representatives of the Investment Manager and its affiliates.
•
Collaborative Approach. Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by Apollo management, in consultation with our management and our Board as applicable, in a timely manner.
•
Technical Safeguards. Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning. Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management. Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as the Partnership, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness. Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo’s risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Certain Risks Relating to the Fund and the Interests—Systems Risk and Cybersecurity.”

To our knowledge, cybersecurity threat risks have not materially affected the Partnership, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

The AGM Board of Directors’ oversight of Apollo’s cybersecurity risk management is supported by the audit committee of the AGM Board of Directors (the “AGM audit committee”), the AAM Global Risk Committee, the Operational Risk Forum (the “ORF”), the Cybersecurity Working Group and management. The AGM Board of Directors, the AGM audit committee, the AAM Global Risk Committee, the ORF and the Cyber Security Working Group receive regular updates on Apollo’s information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo’s risk management professionals, AGM’s CISO, and other members of Apollo’s management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo’s Technology, Legal, Compliance, and ERM teams. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AAM Global Risk Committee on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM’s board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM Board of Directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM’s CISO, as well as from Athene’s CISO, at least annually.

The AGM CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo’s cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM Board of Directors, as appropriate. AGM’s CISO holds a master’s degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

Apollo’s cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to the Partnership, the Investment Manager, and evaluation of the adequacy of the Partnership’s cybersecurity program (as coordinated through the Investment Manager and Apollo), including risk mitigation, compliance and controls.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 9 West 57th Street, 41st Floor, New York, NY 10019, and are provided by the Investment Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business. We may also be subject to regulatory proceedings. As of December 31, 2025, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Interests have been and will be offered and sold in reliance on exemptions from the registration requirements of the Securities Act to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and the rules thereunder). There is no public market for our Interests currently, and we do not expect that one will develop.

Because our Interests have been and will be purchased by investors in one or more transactions “not involving a public offering,” they are “restricted securities,” as defined in Rule 144 of the Securities Act, and may be required to be held indefinitely. Our Interests may not be sold or transferred (i) except as permitted under the Partnership Agreement and (ii) unless the Interests are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in the Interests unless and until we accept their repurchase or transfer. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Interests may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Interests and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of December 31, 2025, we had 119 holders of Limited Partner Interests.

Distributions

See “Item 1. Business—Quarterly Distributions” for a description of our distribution policies and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Distributions” for a discussion of the Partnership’s distributions declared for the period from October 1, 2025 (commencement of operations) to December 31, 2025.

Calculation of Net Asset Value

The Partnership determines NAV of the Interests no less frequently than monthly. The Investment Manager prepares valuations with respect to each of our assets in accordance with its valuation guidelines. The Administrator will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV including the NAV of the Interests. The NAV is determined by summing the total assets of the Partnership (the value of investments, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such type less the value of any liabilities (including accrued expenses or distributions) of such type. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Asset Value” for a discussion of the Partnership’s calculation of net asset value in accordance with valuation policies and procedures.

Valuation Guidelines

Set forth below is a summary of Apollo’s valuation policy and procedures, which also represents the valuation policy and procedures of the Investment Manager. Notwithstanding the period over which valuations are based, valuations are inherently volatile and subject to change and may not necessarily be indicative of the inherent value of the underlying investments or the actual value to be realized from such investments. Valuations for unrealized investments that are not publicly traded are calculated at fair value consistent with valuations with GAAP and Apollo’s valuation policy and procedures.

There is no single standard for determining fair value of private investments and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. Apollo determines the fair values of unrealized private investments based on the enterprise values at which the applicable portfolio investments could be sold in a public offering in orderly dispositions over a reasonable period of time. When determining the enterprise value of an investment, in most cases Apollo uses a market multiple approach that considers a specific financial measure (such as EBITDA, adjusted EBITDA, net income, book value or NAV) that it believes to be customary in the relevant industry. Consideration is also given to such factors as historical and projected financial data for the investment, valuations given to comparable companies, the size and scope of the investment’s operations, the strengths and weaknesses of the investment, expectations relating to investors’ receptivity to an offering of the investment’s securities, the size of Apollo’s holding in the investment, information with respect to transactions or offers for the investment’s securities (including the transaction pursuant to which the investment was made and the period of time that has elapsed from the date of the investment to the valuation date), industry information and assumptions, general economic and market conditions, indicative guidance from potential underwriters and other factors deemed relevant. Valuations are before giving effect to transaction costs and management fees, incentive compensation or incentive allocation, taxes, transaction expenses and other expenses to be borne by investors in the indicated funds, which in the aggregate are expected to be substantial. The effect of such costs and expenses will reduce actual realizations from such valuations. Apollo’s valuations of certain of its funds’ investments in such companies are reviewed by one or more independent valuation firms, which provide third-party valuation assistance in accordance with limited procedures that Apollo identifies and requests it or them to perform. Those procedures do not include an audit, review, compilation or any other form of examination or attestation under GAAP. Such firms are generally not responsible for determining the fair value of any individual investment, and their role is limited to being an advisor and providing additional support to Apollo’s existing valuation policy and process. Based on the results of its application of these limited procedures and its review of relevant information, a substantial amount of which was provided by Apollo’s investment professionals and was assumed to be accurate and complete, including investment valuations, such firms have concluded that Apollo’s valuation of each investment appears to be reasonable. Valuations may differ from those utilized by third parties based on methodologies different from those employed by other Apollo-managed funds.

While Apollo’s valuations of unrealized investments of the Fund are based on assumptions that Apollo believes are reasonable under the circumstances, whether on a public market basis or an estimated fair market value basis, the actual realized returns on unrealized investments will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, many of which may be affected by factors beyond Apollo’s control and all of which may differ from the assumptions on which the valuations are based. Accordingly, there can be no assurance that any indicated valuations for unrealized investments will ultimately be realized for such value or be profitable or that losses can be avoided. In such event, the actual realized returns on these unrealized investments may differ materially from the (assumed) returns indicated herein.

Notwithstanding the foregoing, Apollo may determine in certain instances to assign a particular asset a different value than the value assigned to such asset for financial reporting purposes. In particular, Apollo does not apply GAAP when determining whether an asset’s decline in value is to be treated as significant and permanent for the purposes of determining distributions (including incentive allocation) and management fees payable to or by the Fund that are determined on the basis of NAV.

Accordingly, to the extent that GAAP would require any of the Fund’s assets or liabilities to be valued in a manner that differs from the terms of the Partnership Agreements, such assets or liabilities will be valued (i) in accordance with GAAP, solely for purposes of preparing the Fund’s GAAP-compliant audited financial statements, and (ii) in accordance with the Partnership Agreements (without regard to any GAAP requirements relating to the determination of fair value), for all other purposes (including for purposes of determining distributions and allocating gains and losses).

Finally, ASC 820 and other accounting rules applicable to investment funds and various assets they invest in are evolving. Such changes could adversely affect the Fund. For example, the evolution of rules governing the determination of the fair market value of assets to the extent such rules become more stringent would tend to increase the cost and/or reduce the availability of third-party determinations of fair market value. This may in turn increase the costs associated with selling assets or affect their liquidity due to inability to obtain a third-party determination of fair market value.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

The investment activities of Apollo IG Core Replacement, L.P. (the “Partnership”) are carried out through Apollo IG Core Replacement Aggregator A, SPC and Apollo IG Core Replacement Aggregator B, L.P. (the “Aggregators”), which are non-consolidated affiliates of the Partnership. As such, in this discussion and analysis, we believe it is important to present information for both the Partnership and the Aggregators. The financial statements of the Partnership, which include a summary of the condensed, combined, and consolidated financial statements of the Aggregators, are presented in “Item 8. Financial Statements and Supplementary Data” of this document.

Overview

The Partnership was formed on June 13, 2025 as a Delaware limited partnership. We are a private fund exempt from registration under the Investment Company Act pursuant to Section 3(c)(7) of the Investment Company Act. The Partnership forms a part of a private investment program comprised of the Partnership and other affiliated entities (the “Fund”) designed to capitalize on what Apollo believes to be an evolving opportunity in fixed income markets to provide a differentiated investment grade solution spanning the breadth of Apollo’s Credit platform. For purposes of this section, “Apollo” refers collectively to Apollo Asset Management, Inc. and its subsidiaries and affiliated entities.

The Partnership’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. It invests across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Partnership seeks to achieve its investment objectives by investing in the Aggregators. The Partnership commenced investment operations on October 1, 2025.

We expect to conduct a continuous private offering (the “Private Offering”) of our limited partnership interests ("Interests") in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and the rules thereunder).

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to make investments with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the period from October 1, 2025 (commencement of operations) to December 31, 2025 is as follows:

Revenues

We generate revenues primarily from our investments in the Aggregators. These revenues may consist of interest income, net realized gains or losses and net change in unrealized gains or losses.

We recorded $4.8 million of revenues for the period from October 1, 2025 (commencement of operations) to December 31, 2025 consisting of $(0.1) million of net investment loss and $4.9 million of net unrealized gain. There were no net realized gains or losses from the investments in the Aggregators for the year ended December 31, 2025.

Aggregators Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations

The Partnership generates revenue primarily from its investments in the Aggregators. The Partnership has an interest of 88.59% in the Aggregators as of December 31, 2025. For the period from October 1, 2025 to December 31, 2025, the Aggregators generated a net increase in partners' capital/members' equity resulting from operations of $6.3 million. Key drivers of the results of operations of the Aggregators are discussed below.

Aggregators Net Investment Income (Loss) and Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency

The Aggregators generate investment income from investments made across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Aggregators’ investments also generate net realized and unrealized gains and losses on investments, derivatives, and foreign currency.

Realized gains or losses are measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized gains or losses previously recognized. Net change in unrealized gains or losses reflects the change in investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized.

For the period from October 1, 2025 to December 31, 2025, the Aggregators recorded $7.5 million of net investment income and $(1.2) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency.

Expenses

The table below summarizes the potential fees and expenses that may affect distributions to Holders based on a Holder’s liquidity rights and timing of the initial investment in the Fund. Such fees and expenses are each described in more detail below and in Note 5 to our financial statement provided in this Annual Report.

Fees and Expenses		Annual Liquidity Interest	Monthly Liquidity Interest
Management Fee⁽¹⁾
Adjusted Contributions ($ in millions)	< $50	0.50% per annum	0.60% per annum
	> $50 and < $250	0.45% per annum	0.55% per annum
	>$250 and < $500	0.40% per annum	0.50% per annum
	< $500	0.35% per annum	0.45% per annum
Organizational Expenses⁽²⁾

Includes fees, costs, expenses and other liabilities incurred in connection with the offering and sale of Interests to prospective Limited Partners (as defined below). As of December 31, 2025, the accrued amount was less than $0.05 million.

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
(3)
The cap on Operating Expenses (as defined below) excludes: (i) investments and transactions of the Fund (whether or not consummated) including any commissions, transaction fees and other investment costs; (ii) litigation, proceedings, investigations or inquiries, prosecution, defense, judgments or settlements thereof and other extraordinary expenses (being expenses that are classified as extraordinary expenses under generally accepted accounting principles); (iii) indemnification obligations of the Fund and advancements of costs and expenses related to such indemnification obligations; and (iv) Management Fees.

Management Fee

For a discussion of the compensation of the Investment Manager, see “Item 1. Business — Investment Management Agreement—Compensation of the Investment Manager” above. The Management Fee is charged at the Aggregators’ level and allocated to the Partnership as part of its net asset value.

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

For accounting purposes, certain of the Organizational Expenses relating to offering costs will be amortized over a 60-month period from the commencement of operations. Other Organizational Expenses will be amortized over a 12-month period. If a Limited Partner withdraws all or a portion of its Capital Account prior to the end of the 12-month or 60-month period during which the Fund is amortizing expenses, the General Partner may, but is not required to, accelerate a proportionate share of the unamortized expenses based upon the amount being withdrawn and reduce withdrawal proceeds by the amount of such accelerated expenses.

We incurred organizational expenses of $0.5 million for the period from October 1, 2025 (commencement of operations) to December 31, 2025. We amortized $0.1 million of these expenses during the period from October 1, 2025 (commencement of operations) to December 31, 2025.

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

For the period from October 1, 2025 (commencement of operations) to December 31, 2025, we did not incur placement fees and there was no reduction in Management Fees.

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

Distributions

As of December 31, 2025, the Partnership had distributions of $4.7 million.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the Partnership’s net proceeds of offering our Interests, which are then invested into the Aggregators. The Aggregators further generate cash from interest, fees, principal repayments and proceeds from sale of investments. The primary uses of our cash and cash equivalents include purchasing investments, funding the costs of our operations, and distributions to our partners.

As of December 31, 2025, the Partnership’s and the Aggregators' cash and cash equivalents, taken together with the continuous offering of Interests is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Interests.

Cash Flows

The net decrease in cash and cash equivalents for the period from October 1, 2025 (commencement of operations) to December 31, 2025 was less than $0.05 million.

Net Cash Used in Operating Activities

Our cash flow from operating activities was $(775.4) million for the period from October 1, 2025 (commencement of operations) to December 31, 2025, which primarily relates to the acquisition of investments.

Net Cash Provided by Financing Activities

Our cash flow from financing activities was $775.4 million for the period from October 1, 2025 (commencement of operations) to December 31, 2025, which reflects the proceeds from issuance of Interests and promissory notes.

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

Thus, while the Fund and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Fund and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging transactions. See “Item 1A. Risk Factors—Certain Risks Relating to the Fund’s Investments—Hedging Transactions” for more information about the Fund’s potential hedging transactions.

Critical Accounting Estimates

The preparation of our financial statement requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2 in the consolidated notes to financial statements included in this Annual Report.

Fair Value Measurements

As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services ‐ Investment Companies (“ASC 946”), The Partnership and the Aggregators are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Aggregators’ investment activities expose it to various types of risk, both on- and off-balance sheet, which are associated with the financial instruments and markets in which it invests. These financial instruments expose the Aggregators in varying degrees to elements of credit, market, interest rate, currency, and liquidity risk. With respect to business operations, general decreases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to increase. General increases or decreases in interest rates over time may have an impact on the value of the Aggregators assets. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $4.9 million with respect to the floating rate investments at the Aggregators.

Credit risk is the potential loss that may be incurred from the failure of a counterparty or a broker to make payments according to the terms of a contract. Market risk is the potential loss that may be incurred as a result of changes in the fair value of a particular financial instrument. Interest rate risk is the potential loss that may be incurred as a result of fluctuations in interest rates, and currency risk is the potential loss that may be incurred as a result of fluctuations in the currency in which a particular financial instrument is denominated. Liquidity risk is the risk that arises from the difficulty of selling an asset in a timely manner at prevailing fair value in an orderly market.

Item 8. Financial Statements and Supplementary Data.

Set forth below is an index to our financial statement attached to this Annual Report. Please refer to exhibit 99.1 to this Annual Report for the audited financial statements of the Aggregators.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Apollo IG Core Replacement, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets, liabilities, and partners' capital of Apollo IG Core Replacement, L.P. (the "Partnership") as of December 31, 2025, including the consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in partners’ capital, and cash flows for the period from October 1, 2025 (commencement of operations) to December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025, the results of its operations, changes in partners’ capital, and cash flows for the period from October 1, 2025 (commencement of operations) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2026

We have served as the Partnership's auditor since 2025.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Assets, Liabilities, and Partners' Capital

December 31, 2025

December 31, 2025
Assets
Investments in the Aggregators, at fair value (cost — $812,533,463)	$817,473,981
Cash and cash equivalents	57,754
Due from the Aggregators	4,592,870
Total Assets	$822,124,605

Liabilities and Partners' Capital
Liabilities
Notes payable	$107,250
Distributions payable	4,653,919
Organizational expenses payable	41,951
Total Liabilities	4,803,120

Partners' Capital
General partner	—
Limited partners	817,321,485
Total Partners' Capital	817,321,485

Total Liabilities and Partners' Capital	$822,124,605

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Operations

For the period from October 1, 2025 (commencement of operations) to December 31, 2025

Period ended December 31,
2025
Expenses
Interest and other debt expenses	$3,300
Organizational expenses	128,975
Total Expenses	132,275

Net Investment Income (Loss)	(132,275)

Net Realized and Unrealized Gains (Losses)
Net unrealized gain (loss) on investments in the Aggregators	4,940,518
Net Realized and Unrealized Gains (Losses)	4,940,518

Net Increase (Decrease) in Partners' Capital Resulting from Operations	$4,808,243

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Changes in Partners' Capital

For the period from October 1, 2025 (commencement of operations) to December 31, 2025

	General Partner	Limited Partners	Total
Partners' Capital - October 1, 2025 (commencement of operations)	$—	$100,000	$100,000
Capital contributions	—	817,067,161	817,067,161
Capital distributions	—	(4,653,919)	(4,653,919)
Net increase (decrease) in partners' capital resulting from operations	—	4,808,243	4,808,243
Partners' Capital - December 31, 2025	$—	$817,321,485	$817,321,485

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Cash Flows

For the period from October 1, 2025 (commencement of operations) to December 31, 2025

Period ended December 31,
2025
Cash Flows from Operating Activities
Net increase (decrease) in partners' capital resulting from operations	$4,808,243
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (gain) loss on investments in the Aggregators	(4,940,518)
Payments to purchase investments in the Aggregators	(775,372,971)
Proceeds from distributions received from the Aggregators	4,653,919
Changes in operating assets and liabilities:
(Increase) decrease in due from the Aggregators	(4,592,870)
Increase (decrease) in organizational expenses payable	41,951
Net Cash Provided by (Used in) Operating Activities	(775,402,246)

Cash Flows from Financing Activities
Proceeds from notes payable	107,250
Proceeds from capital contributions	775,252,750
Net Cash Provided by (Used in) Financing Activities	775,360,000

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	(42,246)
Cash and cash equivalents - October 1, 2025 (commencement of operations)	100,000
Cash and Cash Equivalents - December 31, 2025	$57,754

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$3,300
Supplemental Disclosure of Non-Cash Financing Activities
Proceeds from in-kind capital contributions	$41,814,411

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Schedule of Investments

December 31, 2025

Description	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Partners' Capital
Investments in the Aggregators, at fair value (1)
Apollo IG Core Replacement Aggregator A, SPC	Investment Company	Various	Global	$715,209,783	87.51%
Apollo IG Core Replacement Aggregator B, L.P.	Investment Company	Various	Global	102,264,198	12.51%
Total Investments in the Aggregators, at fair value (Cost $812,533,463)				$817,473,981	100.02%

(1)
Represents investments affiliated with the Partnership.

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Notes to Financial Statements

For the period from October 1, 2025 (commencement of operations) to December 31, 2025

1. ORGANIZATION

Apollo IG Core Replacement, L.P. (the “Partnership”) is a Delaware limited partnership formed on June 13, 2025, and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Partnership commenced investment operations on October 1, 2025.

The Partnership intends to conduct a continuous private offering of its limited partnership interests (“Interests”) in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), to investors that are both (a) accredited investors (as defined in Regulation D under the Securities Act) and (b) qualified purchasers (as defined in the Investment Company Act and rules thereunder).

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

The Partnership has a 100% ownership interest, consolidates, and has control over significant operating, financial, and monetary decisions of Apollo IG Replacement Intermediate A, SPC (“Intermediate A”) and Apollo IG Core Replacement Intermediate B, LLC (“Intermediate B”) (collectively the “Intermediary Vehicles”), organized as a segregated portfolio company and series limited partnership under the laws of the Cayman Islands and the State of Delaware, respectively. The Intermediary Vehicles were formed for tax or related structuring purposes to effectuate its investment in Apollo IG Core Replacement Aggregator A, SPC (“Aggregator A”) and Apollo IG Core Replacement Aggregator B, L.P. (“Aggregator B”) (collectively, the “Aggregators”). Aggregator A and Aggregator B are series limited partnerships organized under the laws of the Cayman Islands and Delaware, respectively. The Aggregators have the same investment objectives as the Partnership. The Partnership is organized for the purposes of facilitating the investment of all of its investable assets in, and the effectuation of its investment program through, (i) Aggregator A, by way of investing all of its investable assets in the corresponding segregated portfolio of Intermediate A, with respect to certain investments that the Aggregator General Partner determines, in its sole discretion, are not likely to give rise to income effectively connected with a U.S. trade or business and (ii) Aggregator B, by way of investing all of its investable assets in the corresponding series of Intermediate B, with respect to certain investments that the Aggregator General Partner determines, in its sole discretion, are likely to give rise to income effectively connected with a U.S. trade or business. Generally, the Intermediary Vehicles do not have any of their own income or expenses, other than income tax on the income and expenses allocated from the Aggregators to the Intermediary Vehicles and interest expense related to blocker loan from the Partnership that is eliminated in consolidation.

The Partnership’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. It invests across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Partnership seeks to achieve its investment objectives by investing in the Aggregators.

Capitalized terms used, but not defined herein, shall have the meaning assigned to them in the partnership agreement of the Partnership (the “Partnership Agreement”), as amended.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed by the Partnership in the preparation of the consolidated financial statements.

(a)
Basis of Presentation — The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States Dollars (“U.S. Dollars”), which is the Partnership’s functional currency. The Partnership follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services-Investment Companies (“ASC No. 946”), and as such, the fair values of the Partnership’s investments are presented in the accompanying Consolidated Statement of Assets, Liabilities, and Partners’ Capital and Consolidated Schedule of Investments.
(b)
Basis of Consolidation – As of December 31, 2025, the Partnership wholly owned the Intermediary Vehicles. The financial position and results of operations of the Intermediary Vehicles have been consolidated into the accompanying financial statements and notes. All intercompany transactions and balances, primarily consisting of capital contributions and withdrawals, have been eliminated.
(c)
Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in partners’ capital from operations during the reporting period. Actual results could differ from those estimates.
(d)
Cash and Cash Equivalents — The Partnership considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. As of December 31, 2025, cash and cash equivalents were comprised solely of cash.
(e)
Organizational Expenses — Organizational expenses consist of costs incurred to establish the Partnership and other fees in connection with the offering and sale of Interests to prospective Limited Partners. Certain organizational expenses relating to offering costs are amortized over a 12-month period from the commencement of operations. Other organizational expenses are amortized over a 60-month period.
(f)
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
(g)
Uncertain Tax Positions – The Partnership recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Partnership reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Partnership has determined the major tax jurisdictions to be where the Partnership is organized, where the Partnership makes investments, and where the Investment Manager is located; however, no reserves for uncertain tax positions were recorded for the period from October 1, 2025 (commencement of operations) to December 31, 2025. As a result, no tax liability or expense, including interest and penalties, has been recorded in the accompanying consolidated financial statements. Generally, the Partnership’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.
(h)
Segments – The Partnership operates as one operating segment and one reporting unit: investment management. The Partnership's chief operating decision maker ("CODM") is the President, who regularly reviews financial information to make decisions about resources to be allocated to the segment and to assess its performance. Key metrics used by the CODM to determine the Partnership’s investment strategy, capital allocation, expense structure, and significant transactions include net increase (decrease) in partners’ capital resulting from operations, which includes net investment income, that will be reported on the Consolidated Statement of Operations. The Partnership determined that there are no separate segment disclosures, as any applicable segment expenses are disclosed on the Consolidated Statement of Operations.
(i)
Recent Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. The guidance makes amendments to update disclosures on income taxes including rate reconciliation, income taxes paid, and certain amendments on disaggregation by federal, state, and foreign taxes, as relevant. The guidance is effective for fiscal periods beginning after December 15, 2024. The Partnership adopted ASU 2023-09 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for annual periods beginning in 2027, but early adoption is permitted. The Partnership is currently assessing the impact this guidance will have on its consolidated financial statements.

(j)
Commitments and Contingencies – From time to time, the Partnership may be involved i n various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Partnership was not subject to any material litigation nor was the Partnership aware of any material litigation threatened against it.
(k)
Indemnification — In the normal course of business, the General Partner, on behalf of the Partnership, enters into certain contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. INVESTMENTS IN THE AGGREGATORS

The Partnership invests substantially all of its investable assets in the Aggregators, which are not publicly traded and do not have readily available market values. The Partnership has the right to withdraw capital from the Aggregators on a monthly basis at the month-end net asset value ("NAV") of the Aggregators in order to meet the withdrawal requests of Limited Partners or for the payment of other liabilities of the Partnership. The Aggregators follow the accounting and reporting guidance applicable to investment companies in FASB ASC No. 946. The Partnership records its investments at the net asset value of the Aggregators, as a practical expedient to estimate fair value, and is based upon the Partnership’s proportionate interest in the partners’ capital of the Aggregators, including any tax impact from the Intermediary Vehicles, and is recorded as an investment in the accompanying Consolidated Statement of Assets, Liabilities, and Partners’ Capital and Consolidated Schedule of Investments. Unrealized gains and losses resulting from changes in fair value of the Aggregators are reflected in the net unrealized gain (loss) on investments in the Aggregators in the accompanying Consolidated Statement of Operations. Valuation of investments held by the Aggregators, including, but not limited to, the valuation techniques used and classification within the fair value hierarchy of investments held by the Aggregators, are discussed in the notes of the combined financial statements of the Aggregators. As of December 31, 2025, the Partnership owned 89.37% and 83.48% of Aggregator A and Aggregator B, respectively. The performance of the Partnership is directly affected by the performance of the Aggregators. The combined financial statements of the Aggregators include entities in which the Partnership did not invest during the period from October 1, 2025 to December 31, 2025.

The following is a summary of the Aggregators combined consolidated financial position and results of operations for the period from October 1, 2025 to December 31, 2025.

Condensed, Combined and Consolidated Statement of Assets, Liabilities and Partners' Capital/Members' Equity as of December 31, 2025

	Aggregator A	Aggregator B	Total
Total Assets	$840,510,078	$219,056,131	$1,059,566,209
Total Liabilities	40,235,472	96,556,597	136,792,069
Total Partners’ Capital/Members' Equity	800,274,606	122,499,534	922,774,140
Total Liabilities and Partners’ Capital/Members' Equity	840,510,078	219,056,131	1,059,566,209

Condensed, Combined and Consolidated Statement of Operations for the period from October 1, 2025 to December 31, 2025

	Aggregator A	Aggregator B	Total
Net Investment Income (Loss)	$6,781,028	$702,770	$7,483,798
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(1,136,965)	(14,736)	(1,151,701)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	5,644,063	688,034	6,332,097

The Partnership's proportionate share of investments made by the Aggregators which were greater than 5% of the Partnership's partners' capital as of December 31, 2025 were as follows:

Investment	Geography	Sector	Fair Value	Percentage of the Partnership's Partners' Capital
Special Purpose Vehicle Mortgage Aggregator Series Trust Administrator, L.P. - Series F	United States	Banking, Finance, Insurance & Real Estate	$120,616,651	14.76%

4. PARTNERS' CAPITAL

The Partnership may accept capital contributions on the first calendar day of each calendar month. Limited Partners may, subject to certain restrictions, on a monthly basis within the Monthly Liquidity Sub-Series and on an annual basis within the Annual Liquidity Sub-Series, seek to voluntarily withdraw all or part of their interest as of the last business day of each calendar month, upon not less than 30 days’ prior written notice in the Monthly Liquidity Interests and not less than 60 days’ prior written notice in the Annual Liquidity Interests. Limited Partner Interests will be withdrawn at NAV as of the date of withdrawal.

On October 1, 2025 (commencement of operations), Apollo IG Core Replacement (B), SPC, a Cayman Islands exempt company registered as a segregated portfolio company, contributed approximately $10.5 million of assets in-kind in exchange for Interests in the Partnership.

For the period from October 1, 2025 (commencement of operations) to December 31, 2025, the Partnership received approximately $31.3 million of contributions in-kind and issued unregistered Interests to Limited Partners.

5. AGREEMENTS AND RELATED PARTY CONSIDERATIONS

Investment Management Agreement

The Partnership entered into an investment management agreement with the Investment Manager, dated August 1, 2025. Pursuant to the terms of the Investment Management Agreement, the General Partner delegated investment advisory functions with respect to the Partnership to the Investment Manager, which manages all affairs and activities of the Partnership in accordance with the terms of the Partnership Agreement. The General Partner may delegate additional functions to the Investment Manager as it may determine from time to time.

In consideration for its management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) in accordance with the terms of the Partnership Agreement, to be paid in advance on a monthly basis at a monthly rate as set forth below. The Management Fee will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. The Management Fee is charged at the Aggregators’ level and allocated to the Partnership as part of NAV. The Partners who are affiliated with the Investment Manager may not be allocated such fee. The Management Fee terms and rates are defined as follows:

Adjusted Contributions	Annual Liquidity Sub-Series	Monthly Liquidity Sub-Series
Less than $50 million	0.50% per annum	0.60% per annum
Equal or greater than $50 million but less than $250 million	0.45% per annum	0.55% per annum
Equal or greater than $250 million but less than $500 million	0.40% per annum	0.50% per annum
Equal to or greater than $500 million	0.35% per annum	0.45% per annum

If the relevant Limited Partner is a Seed Limited Partner with respect to its Monthly Liquidity Interests the Management Fee shall be 0.30% per annum of the Net Asset Value of such portion of the Capital Account made prior to or during the Seed Period.

Partnership Advance and Conditional Reimbursement of the Investment Manager

The Investment Manager may elect to pay certain of the Operating Expenses on the Partnership’s behalf (each, an “Expense Advance”). All Specified Expenses, Expense Advances, and Reimbursement Payments are incurred by the Aggregators and allocated to the Partnership as part of NAV.

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

6. ALLOCATION OF PROFITS, LOSSES AND DISTRIBUTIONS

In accordance with the Partnership Agreement, as amended, net income and losses of the Partnership are generally allocated to the Partners in proportion to their respective “Partnership Percentage”, as defined in the Partnership Agreement, as of the beginning of each month, with the exception of Management Fees, which are allocated specifically to each Partner.

Each Limited Partner may elect to designate its Interests as Distributing Interests in accordance with the Partnership Agreement. The General Partner will distribute from the capital account of each Limited Partner electing such designation on a quarterly basis.

7. NOTES PAYABLE

The Partnership’s outstanding debt obligations as of December 31, 2025 were as follows:

	December 31, 2025
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110,000	$107,250
(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of December 31, 2025. These Promissory Notes are considered to be Level III liabilities.

The Promissory Notes are reported at amortized cost and are reflected within notes payable on the Partnership’s Consolidated Statement of Assets, Liabilities, and Partners' Capital. The Promissory Notes pay interest on the principal balances at a rate of 12.0% per annum, payable semi-annually in arrears.

8. FINANCIAL HIGHLIGHTS

The following represents the financial highlights for the period October 1, 2025 (commencement of operations) to December 31, 2025:

Total Return	1.28%
Ratios to Average Limited Partners' Capital:
Net investment income (loss)	(0.08) %
Total operating expenses	0.08%

The ratios are computed based upon the simple average of Limited Partners’ capital at the end of each month. The ratios have been annualized, excluding any non-recurring fees and expenses.

The operating expenses and net investment income (loss) ratios do not reflect the income and expense incurred by the Aggregators.

Calculations of these ratios and total return on an individual Limited Partner basis may yield results that vary from those stated above based upon the timing of individual capital transactions, and differences in management fee charged.

9. SUBSEQUENT EVENTS

Management has evaluated all subsequent events or transactions for potential recognition or disclosure through March 30, 2026, the date on which these consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership itself has no directors or executive officers and has no employees. Overall responsibility for the Fund’s oversight, including the Partnership, rests with the General Partner. The following table sets forth information with respect to certain persons who serve as officers of Apollo IG Core Replacement Advisors GP, LLC, the general partner of the General Partner.

Name	Age	Position

Brian Weinstein	48	President
Michael Martinez	44	Chief Financial Officer

Biographical Information

Brian Weinstein, President

Mr. Weinstein is a Partner and Head of Fixed Income Replacement at Apollo Global Management, Inc. responsible for shaping Apollo’s Fixed Income Replacement strategy and product suite. Prior to joining Apollo in 2025, Mr. Weinstein was at Morgan Stanley Investment Management since 2018, where he most recently served as the Head of Global Markets and Head of Fixed Income. Previously, he was a co-Founder and CIO of Blue Elephant Capital Management, and held senior roles at BlackRock including Head of Multi-Sector Fixed Income. Mr. Weinstein is a graduate of the University of Pennsylvania.

Michael Martinez, Chief Financial Officer

Michael Martinez joined Apollo in 2013. Prior to that, he was part of the Alternative Investment Services Group at BNY Mellon Corporation. Earlier in his career, he was a member of the Alternative Investments Group at PricewaterhouseCoopers LLP. Mr. Martinez holds a Bachelor of Science in Accounting from Marymount Manhattan College and is a Certified Public Accountant (CPA).

Code of Ethics

We do not have any directors, executive officers or employees. AGM has adopted a code of business conduct and ethics that applies to all of its officers, directors and employees, which include our principal executive officer and principal financial officer. A copy of the code of business conduct and ethics is available on AGM’s website at ir.apollo.com under the “Governance, Committees & Documents” section.

Insider Trading Policies and Procedures

There is no trading market for our Interests and we do not have any directors, executive officers and employees. As such, the Partnership has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of securities by directors, officers, employees and the Partnership itself.

Item 11. Executive Compensation.

We have no employees. Our executive officers, including our principal executive officer and principal financial officer, are employed by affiliates of Apollo and do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our General Partner has not considered, a compensation policy or program for our executive officers.

Our executive officers are also officers of other Apollo affiliates, and, except as otherwise provided under the terms of the Partnership Agreement, are compensated by Apollo.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Partnership is a limited partnership and, pursuant to the Partnership Agreement, Apollo IG Core Replacement Advisors, L.P. serves as our General Partner. The address of the General Partner is 9 West 57th Street, 41st Floor, New York, NY 10019. As of December 31, 2025, we had no directors and none of our executive officers beneficially owned any Interests.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

Investment Management Agreement and the Partnership Agreement

We have entered into the Investment Management Agreement with the Investment Manager, pursuant to which we will pay the Management Fee. We have also entered into the Partnership Agreement with the General Partner. In addition, pursuant to the Investment Management Agreement and the Partnership Agreement, we will reimburse the Investment Manager and General Partner for certain expenses as they occur. See “Item 1. Business—The General Partner and the Investment Manager” and “—Compensation of the Investment Manager.”

Certain Business Relationships

We are subject to certain conflicts of interest arising out of our relationship with Apollo, including the General Partner, the Investment Manager and its affiliates. Certain of our executive officers are also executives of Apollo and/or one or more of its affiliates. There is no guarantee that the policies and procedures adopted by the Fund, the terms of the Partnership Agreement, the terms and conditions of the Investment Management Agreement, or the policies and procedures adopted by the General Partner, the Investment Manager, Apollo and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest, or that the General Partner will resolve all conflicts of interest in a manner that is favorable to the Fund, and Holders may not be entitled to receive notice or disclosure of the occurrence of these conflicts or have any right to consent to them. See “Item 1A. Risk Factors—Potential Conflicts of Interest.”

Promoters and Certain Control Persons

The General Partner or Investment Manager may be deemed a promoter of the Fund. We have entered into the Investment Management Agreement with the Investment Manager and the Partnership Agreement with the General Partner. The Investment Manager, for its investment management services to us, will be entitled to receive the Management Fee, in addition to the reimbursement of certain Fund-related expenses. In addition, under the Investment Management Agreement and Partnership Agreement, to the extent permitted by applicable law, we will indemnify the Investment Manager and the General Partner and certain of their affiliates.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

During the period from June 13, 2025 (the “Date of Formation”) through December 31, 2025, Deloitte & Touche LLP (PCAOB ID No. 34), (“Deloitte”) served as our independent auditor.

Audit and Non-Audit Fees

All Audit and Non-Audit Fees are recognized at the Aggregators and allocated to the Partnership through the Partnership’s investment in the NAV of the Aggregators. Aggregate fees that we were billed for the period from the Date of Formation to December 31, 2025 by our independent registered public accounting firm, Deloitte, were as follows:

December 31, 2025
Audit Fees (1)	$155,400
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$155,400

(1)
Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements.

The financial statements attached to this Annual Report are listed under “Item 8. Financial Statements and Supplementary Data.” Please refer to exhibit 99.1 to this Annual Report for the audited financial statements of the Aggregators.

(b)
Exhibits.

Exhibit Number	Description
3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to the Partnership's Form 10 filed on August 1, 2025).
3.2

Amended and Restated Agreement of Limited Partnership, dated as of August 1, 2025, among Apollo IG Core Replacement Advisors, L.P. and the other parties thereto (incorporated by reference to Exhibit 3.2 to the Partnership’s Form 10-Q).

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1

Investment Management Agreement, dated as of August 1, 2025, among Apollo IG Core Replacement, L.P., Apollo IG Core Replacement Aggregator A, SPC, Apollo IG Core Replacement Aggregator B, L.P. and Apollo IG Replacement Management, L.P. (incorporated by reference to Exhibit 10.1 to Partnership's Amendment No 1. to Form 10 filed on September 11, 2025).

21.1*	Subsidiaries of the Registrant.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*

The combined and consolidated financial statements of Apollo IG Core Replacement Aggregator A, SPC (formerly known as Apollo Total Return Fund – Investment Grade Aggregator A, SPC), Apollo Total Return Fund – Investment Grade Aggregator B, SPC, Apollo Total Return Fund – Investment Grade Aggregator C, L.P. and Apollo IG Core Replacement Aggregator B, L.P.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO IG CORE REPLACEMENT, L.P.

Date: March 30, 2026	By:	Apollo IG Core Replacement Advisors, L.P., its general partner

	By:	Apollo IG Core Replacement Advisors GP, LLC, its general partner

	By:	/s/ Brian Weinstein
Name: Brian Weinstein
Title: President (Principal Executive Officer)

Date: March 30, 2026	By:	/s/ Michael Martinez
Name: Michael Martinez
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)