Form 10-Q
period 2026-03-31
Apollo IG Core Replacement, L.P.
filed 2026-05-14
CIK 2074450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 000-56768

Apollo IG Core Replacement, L.P.

(Exact name of Registrant as specified in its Charter)

Delaware	39-2921848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 41st Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “plan,” “seek,” “anticipate,” “will,” “should,” “could,” “may,” “believe,” “target,” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are subject to various risks, assumptions and uncertainties, including risks related to our limited operating history, general economic, market and business conditions, possible disruption in our operations, changes in laws or regulations, regional, national or global economic and political developments (including geopolitical tensions and hostilities), liquidity and valuation of our investments, shifts in investor sentiment, technological developments, competition for and allocation of investment opportunities, use of leverage, our dependence on Apollo (as defined below) and third-party service providers, actual and potential conflicts of interest with the Investment Manager (as defined below) or any of its affiliates, the adequacy of our cash resources, financing sources and working capital, among others described under the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

i

Part I. Financial Information

Item 1. Financial Statements

Apollo IG Core Replacement, L.P.

Consolidated Statements of Assets, Liabilities, and Partners' Capital

(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in the Aggregators, at fair value (cost — $1,306,607 and $812,534, respectively)	$1,315,840	$817,474
Cash and cash equivalents	64	58
Due from the Aggregators	11,714	4,593
Total Assets	$1,327,618	$822,125

Liabilities and Partners' Capital
Liabilities
Notes payable	$107	$107
Interest and other debt expenses payable	2	—
Distributions payable	11,775	4,654
Organizational expenses payable	37	43
Total Liabilities	11,921	4,804

Partners' Capital
General partner	—	—
Limited partners	1,315,697	817,321
Total Partners' Capital	1,315,697	817,321

Total Liabilities and Partners' Capital	$1,327,618	$822,125

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Operations (Unaudited)

(in thousands)

For the Three Months Ended March 31,
2026
Investment Income
Interest income	$—
Total Investment Income	—

Expenses
Interest and other debt expenses	3
Organizational expenses	139
Total Expenses	142

Net Investment Income (Loss)	(142)

Net Realized and Net Change in Unrealized Gains (Losses)
Net change in unrealized gain (loss) on investments in the Aggregators	4,293
Net Realized and Net Change in Unrealized Gains (Losses)	4,293

Net Increase (Decrease) in Partners' Capital Resulting from Operations	$4,151

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Changes in Partners' Capital (Unaudited)

(in thousands)

	General Partner	Limited Partners	Total
Partners' Capital - December 31, 2025	$—	$817,321	$817,321
Capital contributions	—	506,000	506,000
Capital distributions	—	(11,775)	(11,775)
Net increase (decrease) in partners' capital resulting from operations	—	4,151	4,151
Partners' Capital - March 31, 2026	$—	$1,315,697	$1,315,697

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the Three Months Ended March 31,
2026
Cash Flows from Operating Activities
Net increase (decrease) in partners' capital resulting from operations	$4,151
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments in the Aggregators	(4,293)
Payments to purchase investments in the Aggregators	(851,294)
Proceeds from sale of investments in the Aggregators	357,221
Changes in operating assets and liabilities:
(Increase) decrease in due from the Aggregators	(7,121)
Increase (decrease) in interest and other debt expenses payable	2
Increase (decrease) in organizational expenses payable	(6)
Net Cash Provided by (Used in) Operating Activities	(501,340)

Cash Flows from Financing Activities
Proceeds from capital contributions	506,000
Distributions paid, net	(4,654)
Net Cash Provided by (Used in) Financing Activities	501,346

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	6
Cash and cash equivalents at beginning of period	58
Cash and Cash Equivalents at End of Period	$64

Supplemental Disclosure of Cash Flows Information
Cash paid for interest	$3

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(in thousands)

Description	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Partners' Capital
Investments in the Aggregators, at fair value (1)
Apollo IG Core Replacement Aggregator A, SPC	Investment Company	Various	Global	$742,752	56.45%
Apollo IG Core Replacement Aggregator B, L.P.	Investment Company	Various	Global	573,088	43.56%
Total Investments in the Aggregators, at fair value (Cost $1,306,607)				$1,315,840	100.01%

(1)
Represents investments affiliated with the Partnership.

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Description	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Partners' Capital
Investments in the Aggregators, at fair value (1)
Apollo IG Core Replacement Aggregator A, SPC	Investment Company	Various	Global	$715,210	87.51%
Apollo IG Core Replacement Aggregator B, L.P.	Investment Company	Various	Global	102,264	12.51%
Total Investments in the Aggregators, at fair value (Cost $812,534)				$817,474	100.02%

(1)
Represents investments affiliated with the Partnership.

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Notes to Financial Statements (Unaudited)

(in thousands)

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

(a)
Basis of Presentation — The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States Dollars (“U.S. Dollars”), which is the Partnership’s functional currency. The Partnership follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services-Investment Companies (“ASC No. 946”), and as such, the fair values of the Partnership’s investments are presented in the accompanying Consolidated Statements of Assets, Liabilities, and Partners’ Capital and Consolidated Schedules of Investments.
(b)
Basis of Consolidation — As of March 31, 2026, the Partnership wholly owned the Intermediary Vehicles. The financial position and results of operations of the Intermediary Vehicles have been consolidated into the accompanying financial statements and notes. All intercompany transactions and balances, primarily consisting of capital contributions and withdrawals, have been eliminated.
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
(d)
Cash and Cash Equivalents — The Partnership considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash and cash equivalents were comprised solely of cash.
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
(f)
Taxes — The Partnership intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes, and as such, will not be subject to income taxes; each investor is individually liable for income taxes, if any, on its distributive share of the Partnership’s net taxable income. The Partnership intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level. As of March 31, 2026, the Partnership has not accrued for any current or deferred tax liabilities.
(g)
Uncertain Tax Positions — The Partnership recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Partnership reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition. Based on this review, the Partnership has determined the major tax jurisdictions to be where the Partnership is organized, where the Partnership makes investments, and where the Investment Manager is located; however, no reserves for uncertain tax positions were recorded for the three months ended March 31, 2026. As a result, no tax liability or expense, including interest and penalties, has been recorded in the accompanying consolidated financial statements. Generally, the Partnership’s U.S. federal, state, and local tax returns remain open for examination for a period of three to five years from when they are filed under varying statutes of limitations.
(h)
Segments — The Partnership operates as one operating segment and one reporting unit: investment management. The Partnership's chief operating decision maker ("CODM") is the President, who regularly reviews financial information to make decisions about resources to be allocated to the segment and to assess its performance. Key metrics used by the CODM to determine the Partnership’s investment strategy, capital allocation, expense structure, and significant transactions include net increase (decrease) in partners’ capital resulting from operations, which includes net investment income, that will be reported on the Consolidated Statement of Operations. The Partnership determined that there are no separate segment disclosures, as any applicable segment expenses are disclosed on the Consolidated Statement of Operations.
(i)
Recent Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for annual periods beginning in 2027, but early adoption is permitted. The Partnership is currently assessing the impact this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued amendments to improve the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is mandatorily effective for the Partnership for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. The Partnership is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

(j)
Commitments and Contingencies — From time to time, the Partnership may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026 and December 31, 2025, the Partnership was not subject to any material litigation nor was the Partnership aware of any material litigation threatened against it.
(k)
Indemnification — In the normal course of business, the General Partner, on behalf of the Partnership, enters into certain contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. Investments in the Aggregators

The Partnership invests substantially all of its investable assets in the Aggregators, which are not publicly traded and do not have readily available market values. The Partnership has the right to withdraw capital from the Aggregators on a monthly basis at the month-end net asset value ("NAV") of the Aggregators in order to meet the withdrawal requests of Limited Partners or for the payment of other liabilities of the Partnership. The Aggregators follow the accounting and reporting guidance applicable to investment companies in FASB ASC No. 946. The Partnership records its investments at the net asset value of the Aggregators, as a practical expedient to estimate fair value, and is based upon the Partnership’s proportionate interest in the partners’ capital of the Aggregators, including any tax impact from the Intermediary Vehicles, and is recorded as an investment in the accompanying Consolidated Statements of Assets, Liabilities, and Partners’ Capital and Consolidated Schedules of Investments. Unrealized gains and losses resulting from changes in fair value of the Aggregators are reflected in the net change in unrealized gain (loss) on investments in the Aggregators in the accompanying Consolidated Statement of Operations. The Aggregators reflect their investments at fair value. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). The valuation techniques used and classification within the fair value hierarchy of investments held by the Aggregators are measured in accordance with the authoritative guidance for fair value measurements for financial assets and liabilities. As of March 31, 2026, the Partnership owned 92.82% and 92.42% of Aggregator A and Aggregator B, respectively. As of December 31, 2025, the Partnership owned 89.37% and 83.48% of Aggregator A and Aggregator B, respectively. The performance of the Partnership is directly affected by the performance of the Aggregators. The combined financial statements of the Aggregators include entities in which the Partnership did not invest during the three months ended March 31, 2026.

The following is a summary of the Aggregators condensed, combined and consolidated results of operations for the three months ended March 31, 2026:

	Aggregator A	Aggregator B	Total
Net Investment Income (Loss)	$8,676	$7,839	$16,515
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(5,433)	(6,237)	(11,670)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	3,243	1,602	4,845

The net investment income (loss), net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency and net increase (decrease) in partners' capital/members' equity resulting from operations attributable to the Partnership for the three months ended March 31, 2026 were $15,131, $(10,838) and $4,293, respectively.

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

7. Notes Payable

The Partnership’s outstanding debt obligations as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107

	December 31, 2025
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107
(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of March 31, 2026 and December 31, 2025. These Promissory Notes are considered to be Level III liabilities. The valuation is based on yield analysis and discount rate commensurate with the market yields for similar types of debt.

The Promissory Notes are reflected within notes payable on the Partnership’s Consolidated Statements of Assets, Liabilities, and Partners' Capital. The Promissory Notes pay interest on the principal balances at a rate of 12.0% per annum, payable semi-annually in arrears.

8. Financial Highlights

The following represents the financial highlights for the three months ended March 31, 2026:

Total Return	0.49%
Ratios to Average Limited Partners' Capital:
Net investment income (loss)	(0.01) %
Total operating expenses	0.01%

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

9. Subsequent Events

Management has evaluated all subsequent events or transactions for potential recognition or disclosure through May 13, 2026, the date on which these consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report.

The investment activities of Apollo IG Core Replacement, L.P. (the “Partnership”) are carried out through Apollo IG Core Replacement Aggregator A, SPC and Apollo IG Core Replacement Aggregator B, L.P. (the “Aggregators”), which are non-consolidated affiliates of the Partnership. As such, in this discussion and analysis, we believe it is important to present information for both the Partnership and the Aggregators. The financial statements of the Partnership, which include a summary of the condensed, combined, and consolidated financial statements of the Aggregators, are presented in “Item 1. Financial Statements” of this document.

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

A discussion of the results of operations for the three months ended March 31, 2026 is as follows:

Revenues

We generate revenues primarily from our investments in the Aggregators. These revenues may consist of interest income, net realized gains or losses and net change in unrealized gains or losses.

We recorded $4.2 million of revenues for the three months ended March 31, 2026 consisting of $(0.1) million of net investment loss and $4.3 million of net change in unrealized gains. There were no net realized gains or losses from the investments in the Aggregators for the three months ended March 31, 2026.

Aggregators Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations

The Partnership generates revenue primarily from its investments in the Aggregators. The Partnership has an interest of 92.64% in the Aggregators as of March 31, 2026. For the three months ended March 31, 2026, the Aggregators generated a net increase in partners' capital/members' equity resulting from operations of $4.8 million.

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

For the three months ended March 31, 2026, the Aggregators recorded $16.5 million of net investment income and $(11.7) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency.

Expenses

The potential fees and expenses that may affect distributions to holders of our Interests are described below.

Management Fee

The Management Fee is paid in advance on a monthly basis at a monthly rate based on the adjusted contributions of the holders of our Interests. The Management Fee will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. The Management Fee ranges from 0.35% to 0.50% per annum for Annual Liquidity Interests and from 0.45% to 0.60% per annum for Monthly Liquidity Interests. The Partners who are affiliated with the Investment Manager may not be allocated such fee. The Management Fee is charged at the Aggregators’ level and allocated to the Partnership as part of its net asset value. For a discussion of the compensation of the Investment Manager, see “Item 1. Business — Investment Management Agreement—Compensation of the Investment Manager” in our Annual Report.

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

We incurred organizational expenses of $0.6 million for the period from October 1, 2025 (commencement of operations) to March 31, 2026. We amortized $0.1 million of these expenses during the three months ended March 31, 2026, and the accrued organizational expenses at period end were $0.04 million.

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

For the three months ended March 31, 2026, we did not incur placement fees and there was no reduction in Management Fees.

Other Fees

Except as provided below, the General Partner and the Investment Manager will pay or otherwise bear all of their own operating, overhead and administrative expenses, including all costs and expenses on account of compensation and benefits due to their employees and rent (collectively, the “Overhead”), without reimbursement by the Fund.

To the extent practicable, Operating Expenses attributable solely to one Limited Partnership or Series, as applicable, will be borne by the Partners in such Limited Partnership or Series, and may vary among Limited Partnerships and Series, and will be capped at 0.25% per annum of the Partnership’s net asset value. The cap on Operating Expenses excludes: (i) investments and transactions of the Fund (whether or not consummated) including any commissions, transaction fees and other investment costs; (ii) litigation, proceedings, investigations or inquiries, prosecution, defense, judgments or settlements thereof and other extraordinary expenses (being expenses that are classified as extraordinary expenses under generally accepted accounting principles); (iii) indemnification obligations of the Fund and advancements of costs and expenses related to such indemnification obligations; and (iv) Management Fees.

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

Distributions

For the three months ended March 31, 2026, the Partnership had distributions of $11.8 million.

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

As of March 31, 2026, the Partnership’s and the Aggregators' cash and cash equivalents, taken together with the continuous offering of Interests is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Interests.

Cash Flows

The net increase in cash and cash equivalents for the three months ended March 31, 2026 was less than $0.01 million.

Net Cash Used in Operating Activities

Our cash flow from operating activities was $(501.3) million for the three months ended March 31, 2026, which primarily relates to the acquisition and disposition of investments.

Net Cash Provided by Financing Activities

Our cash flow from financing activities was $501.3 million for the three months ended March 31, 2026 which reflects the proceeds from issuance of Interests and distributions paid to holders of Interests.

Hedging

The Fund and/or its operating subsidiaries expect to employ hedging in support of financing techniques or that is designed to reduce the risks of adverse movements in interest rates, securities prices, commodities prices and currency exchange rates, as well as other risks. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks, including counterparty default, convergence and other related risks. Thus, while the Fund and/or its operating subsidiaries may benefit from the use of these hedging strategies, unanticipated changes in interest rates, securities prices, commodities prices or currency exchange rates or other events related to hedging activities could result in a poorer overall performance for the Fund and/or its operating subsidiaries than if it or its operating subsidiaries had not implemented such hedging transactions. See “Item 1A. Risk Factors—Certain Risks Relating to the Fund’s Investments—Hedging Transactions” in our Annual Report for more information about the Fund’s potential hedging transactions.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2 in the consolidated notes to financial statements included in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Aggregators’ investment activities expose it to various types of risk, both on- and off-balance sheet, which are associated with the financial instruments and markets in which it invests. These financial instruments expose the Aggregators in varying degrees to elements of credit, market, interest rate, currency, and liquidity risk. With respect to business operations, general decreases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to increase. General increases or decreases in interest rates over time may have an impact on the value of the Aggregators assets. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $9.1 million with respect to the floating rate investments at the Aggregators.

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

Item 4. Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business. We may also be subject to regulatory proceedings. As of March 31, 2026, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

For information regarding the risk factors that could affect our business, operating results, financial condition and liquidity, see the information under “Item 1A. Risk Factors” in the Annual Report. There have been no material changes to the risk factors previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

APOLLO IG CORE REPLACEMENT, L.P.

Date: May 13, 2026	By:	Apollo IG Core Replacement Advisors, L.P., its general partner

	By:	Apollo IG Core Replacement Advisors GP, LLC, its general partner

	By:	/s/ Michael Martinez
Name: Michael Martinez
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)