Form 10-Q
period 2026-06-30
Apollo IG Core Replacement, L.P.
filed 2026-08-13
CIK 2074450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies, portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “plan,” “seek,” “anticipate,” “will,” “should,” “could,” “may,” “believe,” “target,” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are subject to various risks, assumptions and uncertainties, including risks related to our limited operating history, general economic, market and business conditions, possible disruption in our operations, changes in laws or regulations, regional, national or global economic and political developments (including geopolitical tensions and hostilities), liquidity and valuation of our investments, shifts in investor sentiment, technological developments, competition for and allocation of investment opportunities, use of leverage, our dependence on Apollo (as defined below) and third-party service providers, actual and potential conflicts of interest with the Investment Manager (as defined below) or any of its affiliates, the adequacy of our cash resources, financing sources and working capital, among others described under the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report, as such factors may be updated from time to time in our periodic filings with the SEC. The forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

i

Part I. Financial Information

Item 1. Financial Statements

Apollo IG Core Replacement, L.P.

Consolidated Statements of Assets, Liabilities, and Partners' Capital

(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in the Aggregators, at fair value (cost — $1,794,516 and $812,534, respectively)	$1,830,266	$817,474
Cash and cash equivalents	58	58
Due from the Aggregators	21,833	4,593
Total Assets	$1,852,157	$822,125

Liabilities and Partners' Capital
Liabilities
Notes payable	$107	$107
Distributions payable	21,894	4,654
Capital withdrawals payable	501,077	—
Organizational expenses payable	181	43
Tax payable	505	—
Total Liabilities	523,764	4,804

Partners' Capital
General partner	—	—
Limited partners	1,328,393	817,321
Total Partners' Capital	1,328,393	817,321

Total Liabilities and Partners' Capital	$1,852,157	$822,125

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
Investment Income
Interest income	$—	$—
Total Investment Income	—	—

Expenses
Interest and other debt expenses	4	7
Organizational expenses	143	282
Tax expenses	703	703
Total Expenses	850	992

Net Investment Income (Loss)	(850)	(992)

Net Realized and Net Change in Unrealized Gains (Losses)
Net change in unrealized gain (loss) on investments in the Aggregators	26,517	30,810
Net Realized and Net Change in Unrealized Gains (Losses)	26,517	30,810

Net Increase (Decrease) in Partners' Capital Resulting from Operations	$25,667	$29,818

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statements of Changes in Partners' Capital (Unaudited)

(in thousands)

	For the Three Months Ended June 30, 2026
	General Partner	Limited Partners	Total
Partners' Capital - March 31, 2026	$—	$1,315,697	$1,315,697
Capital contributions	—	510,000	510,000
Capital distributions	—	(21,894)	(21,894)
Capital withdrawals	—	(501,077)	(501,077)
Net increase (decrease) in partners' capital resulting from operations	—	25,667	25,667
Partners' Capital - June 30, 2026	$—	$1,328,393	$1,328,393

	For the Six Months Ended June 30, 2026
	General Partner	Limited Partners	Total
Partners' Capital - December 31, 2025	$—	$817,321	$817,321
Capital contributions	—	1,016,000	1,016,000
Capital distributions	—	(33,669)	(33,669)
Capital withdrawals	—	(501,077)	(501,077)
Net increase (decrease) in partners' capital resulting from operations	—	29,818	29,818
Partners' Capital - June 30, 2026	$—	$1,328,393	$1,328,393

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the Six Months Ended June 30,
2026
Cash Flows from Operating Activities
Net increase (decrease) in partners' capital resulting from operations	$29,818
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments in the Aggregators	(30,810)
Payments to purchase investments in the Aggregators	(1,636,302)
Proceeds from sale of investments in the Aggregators	654,320
Changes in operating assets and liabilities:
(Increase) decrease in due from the Aggregators	(17,240)
Increase (decrease) in organizational expenses payable	138
Increase (decrease) in tax payable	505
Net Cash Provided by (Used in) Operating Activities	(999,571)

Cash Flows from Financing Activities
Proceeds from capital contributions	1,016,000
Distributions paid, net	(16,429)
Payments for capital withdrawals, net	—
Net Cash Provided by (Used in) Financing Activities	999,571

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	58
Cash and Cash Equivalents at End of Period	$58

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$7
Payments in-kind to purchase investments in the Aggregators	$277,603
Proceeds in-kind from sale of investments in the Aggregators	$277,603

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(in thousands)

Description	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Partners' Capital
Investments in the Aggregators, at fair value (1)
Apollo IG Core Replacement Aggregator A, SPC	Investment Company	Various	Global	$744,660	56.06%
Apollo IG Core Replacement Aggregator A(S), L.P.	Investment Company	Various	Global	234,917	17.68%
Apollo IG Core Replacement Aggregator B, L.P.	Investment Company	Various	Global	808,003	60.83%
Apollo IG Core Replacement Aggregator B(S), L.P.	Investment Company	Various	Global	42,686	3.21%
Total Investments in the Aggregators, at fair value (Cost $1,794,516)				$1,830,266	137.78%

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

Apollo IG Core Replacement, L.P.

Notes to Consolidated Financial Statements (Unaudited)

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

The Partnership has a 100% ownership interest, consolidates, and has control over significant operating, financial, and monetary decisions of Apollo IG Core Replacement Intermediate A, SPC (“Intermediate A”), Apollo IG Core Replacement Intermediate A(S), SPC (“Intermediate A(S)”), Apollo IG Core Replacement Intermediate B, LLC (“Intermediate B”) and Apollo IG Core Replacement Intermediate B(S), LLC (“Intermediate B(S)”) (collectively the “Intermediate Vehicles”). Intermediate A and Intermediate A(S) are organized as segregated portfolio companies under the laws of the Cayman Islands. Intermediate B and Intermediate B(S) are organized as limited liability companies under the laws of the State of Delaware. The Intermediate Vehicles were formed for tax or related structuring purposes to effectuate their investment in Apollo IG Core Replacement Aggregator A, SPC (“Aggregator A”), Apollo IG Core Replacement Aggregator A(S), L.P. (“Aggregator A(S)”), Apollo IG Core Replacement Aggregator B, L.P. (“Aggregator B”) and Apollo IG Core Replacement Aggregator B(S), L.P. (“Aggregator B(S)”) (collectively, the “Aggregators”). Aggregator A is a segregated portfolio company organized under the laws of the Cayman Islands. Aggregator A(S), Aggregator B and Aggregator B(S) are limited partnerships organized under the laws of the State of Delaware. The Aggregators are the investing entities and have the same general investment objectives as the Partnership. Generally, the Intermediate Vehicles do not have any of their own income or expenses, other than income tax on the income and expenses allocated from the Aggregators to the Intermediate Vehicles and interest expense related to blocker loan from the Partnership that is eliminated in consolidation.

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

Capitalized terms used, but not defined herein, shall have the meaning assigned to them in the partnership agreement of the Partnership (as amended, the “Partnership Agreement”).

2. Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Partnership in the preparation of the consolidated financial statements.

(a)
Basis of Presentation — The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in United States Dollars, which is the Partnership’s functional currency. The Partnership follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services-Investment Companies (“ASC No. 946”), and as such, the fair values of the Partnership’s investments are presented in the accompanying Consolidated Statements of Assets, Liabilities, and Partners’ Capital and Consolidated Schedules of Investments.
(b)
Basis of Consolidation — The Partnership will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Partnership. The Partnership wholly owns the Intermediate Vehicles and the financial position and results of operations of the Intermediate Vehicles have been consolidated into the accompanying financial statements and notes. All intercompany transactions and balances, primarily consisting of capital contributions and withdrawals, have been eliminated.
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
(d)
Cash and Cash Equivalents — The Partnership considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash and cash equivalents were comprised solely of cash.
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
(f)
Taxes — The Partnership is treated as a partnership for U.S. federal income tax purposes and intends to operate so that it will continue to qualify to be treated as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As a partnership, the Partnership is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its distributive share of the Partnership’s net taxable income. The Partnership conducts a portion of its operations through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and that therefore may be subject to current and deferred U.S. federal, state and/or local, and non-U.S. income taxes at the subsidiary level. For the six months ended June 30, 2026, the Partnership recognized income tax expense of $703 attributable to subsidiaries treated as corporations; no income tax expense was recognized in the prior period. As of June 30, 2026 and December 31, 2025, the Partnership had accrued income tax liabilities of $505 and $0, respectively.
(g)
Uncertain Tax Positions — The Partnership recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Partnership reviews and evaluates tax positions in its major tax jurisdictions and determines whether there are uncertain tax positions that require financial statement recognition. Based on this review, the Partnership has determined its major tax jurisdictions to be the jurisdictions in which the Partnership is organized, in which the Partnership makes investments, and in which the Investment Manager is located; no reserves for uncertain tax positions were recorded for the six months ended June 30, 2026 or the year ended December 31, 2025. The Partnership is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially within the next twelve months. As a result, no liability for unrecognized tax benefits, including any related interest and penalties, has been recorded in the accompanying combined and consolidated financial statements. Generally, the Partnership’s U.S. federal, state, and local income tax returns remain open to examination for a period of three to five years from the date of filing, under varying statutes of limitations.

(h)
Segments — The Partnership operates as one operating segment and one reporting unit: investment management. The Partnership's chief operating decision maker ("CODM") is the President, who regularly reviews financial information to make decisions about resources to be allocated to the segment and to assess its performance. Key metrics used by the CODM to determine the Partnership’s investment strategy, capital allocation, expense structure, and significant transactions include net increase (decrease) in partners’ capital resulting from operations, which includes net investment income, that will be reported on the Consolidated Statements of Operations. The Partnership determined that there are no separate segment disclosures, as any applicable segment expenses are disclosed on the Consolidated Statements of Operations.
(i)
Recent Accounting Pronouncements — In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public business entities to provide more detailed disclosures about the nature of their expenses in the footnotes to the financial statements. The guidance is mandatorily effective for annual periods beginning in 2027, but early adoption is permitted. The Partnership is currently assessing the impact this guidance will have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), to enhance the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is mandatorily effective for the Partnership for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted. The Partnership is currently evaluating the impact of the new pronouncement on its consolidated financial statements.

(j)
Commitments and Contingencies — From time to time, the Partnership may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026 and December 31, 2025, the Partnership was not subject to any material litigation nor was the Partnership aware of any material litigation threatened against it.
(k)
Indemnification — In the normal course of business, the General Partner, on behalf of the Partnership, enters into certain contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. Investments in the Aggregators

The Partnership invests substantially all of its investable assets in the Aggregators, which are not publicly traded and do not have readily available market values. The Partnership has the right to withdraw capital from the Aggregators on a monthly basis at the month-end net asset value ("NAV") of the Aggregators in order to meet the withdrawal requests of Limited Partners or for the payment of other liabilities of the Partnership. The Aggregators follow the accounting and reporting guidance applicable to investment companies in ASC No. 946. The Partnership records its investments at the NAV of the Aggregators, as a practical expedient to estimate fair value, and is based upon the Partnership’s proportionate interest in the partners’ capital of the Aggregators, including any tax impact from the Intermediate Vehicles, and is recorded as an investment in the accompanying Consolidated Statements of Assets, Liabilities, and Partners’ Capital and Consolidated Schedules of Investments. Unrealized gains and losses resulting from changes in fair value of the Aggregators are reflected in the net change in unrealized gain (loss) on investments in the Aggregators in the accompanying Consolidated Statements of Operations. The Aggregators reflect their investments at fair value. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). The valuation techniques used and classification within the fair value hierarchy of investments held by the Aggregators are measured in accordance with the authoritative guidance for fair value measurements for financial assets and liabilities.

Aggregator A(S) and Aggregator B(S) commenced investment operations on June 17, 2026 in an exchange of assets from Aggregator A and Aggregator B, respectively. Aggregator A and Aggregator B contributed in-kind assets of $234,917 and $42,686, respectively.

As of June 30, 2026, the Partnership owned 94.62%, 94.58%, 94.60% and 94.58% of Aggregator A, Aggregator A(S), Aggregator B and Aggregator B(S), respectively. As of December 31, 2025, the Partnership owned 89.37% and 83.48% of Aggregator A and Aggregator B, respectively. The performance of the Partnership is directly affected by the performance of the Aggregators. The combined financial statements of the Aggregators include entities in which the Partnership did not invest during the fiscal periods presented.

The following is a summary of the Aggregators condensed, combined and consolidated results of operations for the three and six months ended June 30, 2026:

	For the three months ended June 30, 2026
	Aggregator A	Aggregator A(S)*	Aggregator B	Aggregator B(S)*	Total
Net Investment Income (Loss)	$14,438	$479	$13,395	$(3)	$28,309
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(2,195)	(125)	2,163	(1)	(158)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	12,243	354	15,558	(4)	28,151

*For the period from June 17, 2026 (commencement of operations) to June 30, 2026.

The net investment income (loss), net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency and net increase (decrease) in partners' capital/members' equity resulting from operations attributable to the Partnership for the three months ended June 30, 2026 were $26,583, $(66) and $26,517, respectively.

	For the six months ended June 30, 2026
	Aggregator A	Aggregator A(S)*	Aggregator B	Aggregator B(S)*	Total
Net Investment Income (Loss)	$23,114	$479	$21,234	$(3)	$44,824
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(7,628)	(125)	(4,074)	(1)	(11,828)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	15,486	354	17,160	(4)	32,996

*For the period from June 17, 2026 (commencement of operations) to June 30, 2026.

The net investment income (loss), net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency and net increase (decrease) in partners' capital/members' equity resulting from operations attributable to the Partnership for the six months ended June 30, 2026 were $41,714, $(10,904) and $30,810, respectively.

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

If the relevant Limited Partner is a Seed Limited Partner with respect to its Monthly Liquidity Interests the Management Fee shall be 0.30% per annum of the NAV of such portion of the Capital Account made prior to or during the Seed Period.

Partnership Advance and Conditional Reimbursement of the Investment Manager

The Investment Manager may elect to pay certain of the Operating Expenses on the Partnership’s behalf (each, an “Expense Advance”). All Specified Expenses, Expense Advances, and Reimbursement Payments are incurred by the Aggregators and allocated to the Partnership as part of NAV.

The Specified Expenses (as defined below) paid by the Partnership will be capped at 0.25% of the Partnership’s NAV per year (the “Operating Expense Cap”). Following any calendar month in which the Specified Expenses are below the Operating Expense Cap on an annualized basis, the Partnership shall reimburse the Investment Manager, fully or partially, for the Expense Advances, but only if and to the extent that Specified Expenses plus any Reimbursement Payments (as defined below) do not exceed 0.25% of the Partnership’s net assets at the end of each calendar month on an annualized basis, until such time as all Expense Advances made by the Investment Manager to the Partnership within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Partnership in the prior sentence shall be referred to herein as a “Reimbursement Payment.”

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

7. Notes Payable

The Partnership’s outstanding debt obligations as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107

	December 31, 2025
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107
(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of June 30, 2026 and December 31, 2025. These Promissory Notes are considered to be Level III liabilities. The valuation is based on yield analysis and discount rate commensurate with the market yields for similar types of debt.

The Promissory Notes are reflected within notes payable on the Partnership’s Consolidated Statements of Assets, Liabilities, and Partners' Capital. The Promissory Notes pay interest on the principal balances at a rate of 12.0% per annum, payable semi-annually in arrears.

8. Financial Highlights

The following represents the financial highlights for the six months ended June 30, 2026:

Total Return	2.00%
Ratios to Average Limited Partners' Capital:
Net investment income (loss)	(0.07) %
Total operating expenses	0.07%

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

9. Subsequent Events

On July 1, 2026, the Partnership relieved the capital withdrawals payable obligation in full through an in-kind transfer of investments to Apollo IG Core Replacement (Non-Sec), L.P., an affiliated partnership designated by the withdrawing Limited Partner. Due to the withdrawal being effective as of June 30, 2026, the related obligation was recognized in the accompanying financial statements as of that date. The July 1, 2026 settlement is a nonrecognized subsequent event and resulted in no adjustment to the amounts reported as of June 30, 2026.

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

The investment activities of Apollo IG Core Replacement, L.P. (the “Partnership”) are carried out through Apollo IG Core Replacement Aggregator A, SPC, Apollo IG Core Replacement Aggregator A(S), L.P., Apollo IG Core Replacement Aggregator B, L.P. and Apollo IG Core Replacement Aggregator B(S), L.P. (the “Aggregators”), which are non-consolidated affiliates of the Partnership. Each of Apollo IG Core Replacement Aggregator A(S), L.P. and Apollo IG Core Replacement Aggregator B(S), L.P. were added to the fund structure during the reporting period to facilitate the Partnership’s investment activities. As such, in this discussion and analysis, we believe it is important to present information for both the Partnership and the Aggregators.

The financial statements of the Partnership, which include a summary of the condensed, combined, and consolidated financial statements of the Aggregators, are presented in “Item 1. Financial Statements” of this document.

Overview

The Partnership was formed on June 13, 2025 as a Delaware limited partnership and is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Partnership commenced investment operations on October 1, 2025. The Partnership forms a part of a private investment program comprised of the Partnership and other affiliated entities (the “Fund”) designed to capitalize on what Apollo believes to be an evolving opportunity in fixed income markets to provide a differentiated investment grade solution spanning the breadth of Apollo’s Credit platform. For purposes of this section, “Apollo” refers collectively to Apollo Asset Management, Inc. and its subsidiaries and affiliated entities.

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

Apollo IG Core Replacement Advisors, L.P. (the “General Partner”), a Cayman Islands exempted limited partnership, is the general partner of the Partnership. The Partnership entered into an agreement with Apollo IG Replacement Management, L.P. (the “Investment Manager”) on August 1, 2025 to provide administrative and management services to the Partnership. The Investment Manager, a Delaware limited partnership, is an affiliate of the General Partner and of Apollo.

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

A discussion of the results of operations for the three and six months ended June 30, 2026 is as follows:

Revenues

We generate revenues primarily from our investments in the Aggregators. These revenues may consist of interest income, net realized gains or losses and net change in unrealized gains or losses.

We recorded $25.7 million of revenues for the three months ended June 30, 2026 consisting of $(0.8) million of net investment loss and $26.5 million of net change in unrealized gains. There were no net realized gains or losses from the investments in the Aggregators for the three months ended June 30, 2026.

We recorded $29.8 million of revenues for the six months ended June 30, 2026 consisting of $(1.0) million of net investment loss and $30.8 million of net change in unrealized gains. There were no net realized gains or losses from the investments in the Aggregators for the six months ended June 30, 2026.

Aggregators Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations

The Partnership generates revenue primarily from its investments in the Aggregators. The Partnership has an interest of 94.61% in the Aggregators as of June 30, 2026. For the three months ended June 30, 2026, the Aggregators generated a net increase in partners' capital/members' equity resulting from operations of $28.2 million. For the six months ended June 30, 2026, the Aggregators generated a net increase in partners' capital/members' equity resulting from operations of $33.0 million. Key drivers of the results of operations of the Aggregators are discussed below.

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

For the three months ended June 30, 2026, the Aggregators recorded $28.3 million of net investment income and $(0.1) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency. For the six months ended June 30, 2026, the Aggregators recorded $44.8 million of net investment income and $(11.8) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency.

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

We incurred Organizational Expenses of $0.6 million for the period from October 1, 2025 (commencement of operations) to June 30, 2026. We amortized $0.3 million of these expenses during the six months ended June 30, 2026, and the accrued Organizational Expenses at period end were $0.2 million.

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

For the three and six months ended June 30, 2026, we did not incur placement fees and there was no reduction in Management Fees.

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

Distributions

For the three and six months ended June 30, 2026, the Partnership had distributions of $21.9 million and $33.7 million, respectively.

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

As of June 30, 2026, the Partnership’s and the Aggregators' cash and cash equivalents, taken together with the continuous offering of Interests is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Interests.

Cash Flows

There was no increase or decrease in cash and cash equivalents for the six months ended June 30, 2026.

Net Cash Used in Operating Activities

Our cash flow from operating activities was $(999.6) million for the six months ended June 30, 2026, which primarily relates to the acquisition and disposition of investments.

Net Cash Provided by Financing Activities

Our cash flow from financing activities was $999.6 million for the six months ended June 30, 2026 which reflects the proceeds from issuance of Interests and distributions paid to holders of Interests.

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

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2 in the notes to consolidated financial statements included in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Aggregators’ investment activities expose it to various types of risk, both on- and off-balance sheet, which are associated with the financial instruments and markets in which it invests. These financial instruments expose the Aggregators in varying degrees to elements of credit, market, interest rate, currency, and liquidity risk. With respect to business operations, general decreases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with the Aggregators’ floating rate assets to increase. General increases or decreases in interest rates over time may have an impact on the value of the Aggregators assets. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $8.8 million with respect to the floating rate investments at the Aggregators.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business. We may also be subject to regulatory proceedings. As of June 30, 2026, we were not involved in any material legal proceedings.

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
3.2

Second Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2026, among Apollo IG Core Replacement Advisors, L.P. and the other parties thereto (incorporated by reference to Exhibit 3.1 to the Partnership’s Form 8-K filed on July 7, 2026).

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

APOLLO IG CORE REPLACEMENT, L.P.

Date: August 12, 2026	By:	Apollo IG Core Replacement Advisors, L.P., its general partner

	By:	Apollo IG Core Replacement Advisors GP, LLC, its general partner

	By:	/s/ Michael Martinez
Name: Michael Martinez
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)