Form 10-Q
period 2026-09-30
Apollo IG Core Replacement, L.P.
filed 2026-11-10
CIK 2074450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

i

Part I. Financial Information

Item 1. Financial Statements

Apollo IG Core Replacement, L.P.

Consolidated Statements of Assets, Liabilities, and Partners' Capital

(in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in Investee Funds, at fair value (cost — $1,282,825 and $812,534, respectively)	$1,279,696	$817,474
Cash and cash equivalents	58	58
Due from Investee Funds	16,346	4,593
Other assets	25	—
Total Assets	$1,296,125	$822,125

Liabilities and Partners' Capital
Liabilities
Notes payable	$107	$107
Interest and other debt expenses payable	3	—
Distributions payable	11,338	4,654
Capital withdrawals payable	5,069	—
Organizational expenses payable	—	43
Tax payable	563	—
Total Liabilities	17,080	4,804

Partners' Capital
General partner	—	—
Limited partners	1,279,045	817,321
Total Partners' Capital	1,279,045	817,321

Total Liabilities and Partners' Capital	$1,296,125	$822,125

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statements of Operations (Unaudited)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026		2026
Investment Income
Interest income	$—		$—
Total Investment Income	—		—

Expenses
Interest and other debt expenses	3		10
Organizational expenses	199		481
Tax expenses	563		563
Total Expenses	765		1,054

Net Investment Income (Loss)	(765)		(1,054)

Net Realized and Net Change in Unrealized Gains (Losses)
Net change in unrealized gain (loss) on investments in Investee Funds	(38,176)	(1)	(8,069)
Net Realized and Net Change in Unrealized Gains (Losses)	(38,176)		(8,069)

Net Increase (Decrease) in Partners' Capital Resulting from Operations	$(38,941)		$(9,123)

(1)
Includes $703 for the three months ended September 30, 2026 related to the reversal of tax expense previously recognized by Intermediate B, a wholly-owned Delaware blocker subsidiary that was deconsolidated during the quarter. No amount is reflected for the nine months ended September 30, 2026 as the tax expense and its reversal both occurred within the current year-to-date period.

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statements of Changes in Partners' Capital (Unaudited)

(in thousands)

	For the Three Months Ended September 30, 2026
	General Partner	Limited Partners	Total
Partners' Capital - June 30, 2026	$—	$1,328,393	$1,328,393
Capital contributions	—	6,000	6,000
Capital distributions	—	(11,338)	(11,338)
Capital withdrawals	—	(5,069)	(5,069)
Net increase (decrease) in partners' capital resulting from operations (1)	—	(38,941)	(38,941)
Partners' Capital - September 30, 2026	$—	$1,279,045	$1,279,045

	For the Nine Months Ended September 30, 2026
	General Partner	Limited Partners	Total
Partners' Capital - December 31, 2025	$—	$817,321	$817,321
Capital contributions	—	1,022,000	1,022,000
Capital distributions	—	(45,007)	(45,007)
Capital withdrawals	—	(506,146)	(506,146)
Net increase (decrease) in partners' capital resulting from operations	—	(9,123)	(9,123)
Partners' Capital - September 30, 2026	$—	$1,279,045	$1,279,045

(1)
Includes $703 for the three months ended September 30, 2026 related to the reversal of tax expense previously recognized by Intermediate B, a wholly-owned Delaware blocker subsidiary that was deconsolidated during the quarter. No amount is reflected for the nine months ended September 30, 2026 as the tax expense and its reversal both occurred within the current year-to-date period.

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the Nine Months Ended September 30,
2026
Cash Flows from Operating Activities
Net increase (decrease) in partners' capital resulting from operations	$(9,123)
Adjustments to reconcile net increase (decrease) in partners' capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments in Investee Funds	8,069
Payments to purchase investments in Investee Funds	(2,223,562)
Proceeds from sale of investments in Investee Funds	1,252,194
Changes in operating assets and liabilities:
(Increase) decrease in due from Investee Funds	(11,753)
(Increase) decrease in other assets	(25)
Increase (decrease) in interest and other debt expenses payable	3
Increase (decrease) in organizational expenses payable	(43)
Increase (decrease) in tax payable	563
Net Cash Provided by (Used in) Operating Activities	(983,677)

Cash Flows from Financing Activities
Proceeds from capital contributions	1,022,000
Distributions paid, net	(38,323)
Payments for capital withdrawals, net	—
Net Cash Provided by (Used in) Financing Activities	983,677

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	58
Cash and Cash Equivalents at End of Period	$58

Supplemental Disclosure and Non-Cash Information
Cash paid for interest	$7
Payments in-kind to purchase investments in Investee Funds	$287,339
Proceeds in-kind from sale of investments in Investee Funds	$287,339
Payments for in-kind capital withdrawals	$501,077

The accompanying notes are an integral part of these consolidated financial statements.

Apollo IG Core Replacement, L.P.

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(in thousands)

Description	Type of Investment	Industry	Geography	Fair Value	Fair Value as a Percentage of Partners' Capital
Investments in Investee Funds, at fair value
Investments in non-consolidated Investee Funds, at fair value (1)
Apollo IG Core Replacement Intermediate A, SPC (2)	Investment Company	Various	Global	$387,235	30.27%
Apollo IG Core Replacement Intermediate B, LLC (2)	Investment Company	Various	Global	337,485	26.39%
Apollo IG Core Replacement SwapsCo, LLC	Investment Company	Various	Global	23,415	1.83%
				748,135	58.49%
Investments in Investee Funds held through consolidated Intermediate Vehicles, at fair value (1)
Apollo IG Core Replacement Aggregator A(S), L.P.	Investment Company	Various	Global	303,223	23.71%
Apollo IG Core Replacement Aggregator B(S), L.P.	Investment Company	Various	Global	228,338	17.85%
				531,561	41.56%
Total Investments in Investee Funds, at fair value (Cost $1,282,825)				$1,279,696	100.05%

(1)
Represents investments affiliated with the Partnership.
(2)
Effective July 1, 2026, in connection with the in-kind settlement of capital withdrawals through the transfer of shares and membership units to a parallel fund, the Partnership ceased to wholly own Intermediate A and Intermediate B and deconsolidated both entities. The Partnership's retained interests were recorded at fair value on that date, which became their cost basis.

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

The Partnership invests in Apollo IG Core Replacement Intermediate A, SPC (“Intermediate A”), Apollo IG Core Replacement Intermediate A(S), SPC (“Intermediate A(S)”), Apollo IG Core Replacement Intermediate B, LLC (“Intermediate B”), Apollo IG Core Replacement Intermediate B(S), LLC (“Intermediate B(S)”) (collectively the “Intermediate Vehicles”) and Apollo IG Core Replacement SwapsCo, LLC ("SwapsCo"). Intermediate A and Intermediate A(S) are organized as segregated portfolio companies under the laws of the Cayman Islands. Intermediate B and Intermediate B(S) are organized as limited liability companies under the laws of the State of Delaware. SwapsCo is organized as an exempted limited liability company under the laws of the Cayman Islands. The Partnership has a 100% ownership interest, consolidates, and has control over significant operating, financial, and monetary decisions of Intermediate A(S) and Intermediate B(S). The Intermediate Vehicles were formed for tax or related structuring purposes to effectuate their investment in Apollo IG Core Replacement Aggregator A, SPC (“Aggregator A”), Apollo IG Core Replacement Aggregator A(S), L.P. (“Aggregator A(S)”), Apollo IG Core Replacement Aggregator B, L.P. (“Aggregator B”) and Apollo IG Core Replacement Aggregator B(S), L.P. (“Aggregator B(S)”) (collectively "the Aggregators"). Aggregator A is a segregated portfolio company organized under the laws of the Cayman Islands. Aggregator A(S), Aggregator B and Aggregator B(S) are limited partnerships organized under the laws of the State of Delaware. The Aggregators have the same general investment objectives as the Partnership and SwapsCo engages in certain hedging activities on their behalf. Intermediate A, Aggregator A(S), Intermediate B, Aggregator B(S) and SwapsCo (collectively, the “Investee Funds”) are the investing entities. Generally, the Intermediate Vehicles do not have any of their own income or expenses, other than income tax on the income and expenses allocated from the Investee Funds to the Intermediate Vehicles. On July 1, 2026, a parallel fund became a member of Intermediate A and limited partner in Intermediate B. As a result, Intermediate A and Intermediate B ceased being wholly owned subsidiaries, and the Partnership deconsolidated these subsidiaries.

The Partnership’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. It invests across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Partnership seeks to achieve its investment objectives by investing in the Investee Funds.

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
(b)
Basis of Consolidation — The Partnership will generally not consolidate its investment in a company other than a wholly owned investment company that is considered an extension of the Partnership or controlled operating company whose business consists of providing services to the Partnership. The Partnership wholly owns Intermediate A(S) and Intermediate B(S) and considers them extensions of the Partnership, and thus the financial position and results of operations of these entities have been consolidated into the accompanying financial statements and notes. All intercompany transactions and balances, primarily consisting of capital contributions and withdrawals, have been eliminated. From October 1, 2025 (commencement of operations) through June 30, 2026, Intermediate A and Intermediate B wholly owned the investments within their Aggregator series. On July 1, 2026, a parallel fund became a member of Intermediate A and limited partner in Intermediate B. As a result, Intermediate A and Intermediate B ceased being wholly owned extensions of the Partnership, and the Partnership deconsolidated these subsidiaries.
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
(d)
Cash and Cash Equivalents — The Partnership considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash and cash equivalents were comprised solely of cash.
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
(f)
Taxes — The Partnership is treated as a partnership for U.S. federal income tax purposes and intends to operate so that it will continue to qualify to be treated as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As a partnership, the Partnership is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its distributive share of the Partnership’s net taxable income. The Partnership conducts a portion of its operations through subsidiaries that may be treated as corporations for U.S. or non-U.S. tax purposes and that therefore may be subject to current and deferred U.S. federal, state and/or local, and non-U.S. income taxes at the subsidiary level. For the three and nine months ended September 30, 2026, the Partnership recognized income tax expense of $563 and $563, respectively, attributable to subsidiaries treated as corporations. As of September 30, 2026 and December 31, 2025, the Partnership had accrued income tax liabilities of $563 and $0, respectively.

(g)
Uncertain Tax Positions — The Partnership recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Partnership reviews and evaluates tax positions in its major tax jurisdictions and determines whether there are uncertain tax positions that require financial statement recognition. Based on this review, the Partnership has determined its major tax jurisdictions to be the jurisdictions in which the Partnership is organized, in which the Partnership makes investments, and in which the Investment Manager is located; no reserves for uncertain tax positions were recorded for the nine months ended September 30, 2026 or the year ended December 31, 2025. The Partnership is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially within the next twelve months. As a result, no liability for unrecognized tax benefits, including any related interest and penalties, has been recorded in the accompanying combined and consolidated financial statements. Generally, the Partnership’s U.S. federal, state, and local income tax returns remain open to examination for a period of three to five years from the date of filing, under varying statutes of limitations.
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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820)—Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Partnership is currently assessing the impact of this guidance, however, the Partnership does not expect a material impact on its consolidated financial statements.

(j)
Commitments and Contingencies — From time to time, the Partnership may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026 and December 31, 2025, the Partnership was not subject to any material litigation nor was the Partnership aware of any material litigation threatened against it.
(k)
Indemnification — In the normal course of business, the General Partner, on behalf of the Partnership, enters into certain contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is unknown; however, the Partnership has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

3. Investment in the Investee Funds

The Partnership invests substantially all of its investable assets in the Investee Funds, which are not publicly traded and do not have readily available market values. The Partnership has the right to withdraw capital from the Investee Funds on a monthly basis at the month-end net asset value ("NAV") of the Investee Funds in order to meet the withdrawal requests of Limited Partners or for the payment of other liabilities of the Partnership. The Investee Funds follow the accounting and reporting guidance applicable to investment companies in ASC No. 946. The Partnership records its investments at the NAV of the Investee Funds, as a practical expedient to estimate fair value, and is based upon the Partnership’s proportionate interest in the partners’ capital of the Investee Funds, including any tax impact from the Intermediate Vehicles, and is recorded as an investment in the accompanying Consolidated Statements of Assets, Liabilities, and Partners’ Capital and Consolidated Schedules of Investments. Unrealized gains and losses resulting from changes in fair value of the Investee Funds are reflected in the net change in unrealized gain (loss) on investments in Investee Funds in the accompanying Consolidated Statements of Operations. The Investee Funds reflect their investments at fair value. Fair value is the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the exit price). The valuation techniques used and classification within the fair value hierarchy of investments held by the Investee Funds are measured in accordance with the authoritative guidance for fair value measurements for financial assets and liabilities. As discussed in Note 2. "Significant Accounting Policies", Intermediate A and Intermediate B ceased being wholly owned subsidiaries and the Partnership deconsolidated the subsidiaries.

Aggregator A(S) and Aggregator B(S) commenced investment operations on June 17, 2026 in an exchange of assets from Aggregator A and Aggregator B, respectively. Aggregator A and Aggregator B contributed in-kind assets of $234,917 and $42,686, respectively. SwapsCo commenced investment operations on July 1, 2026 in an exchange of assets from Aggregator A(S). Aggregator A(S) contributed in-kind assets of $9,736.

As of September 30, 2026, the Partnership owned 40.99%, 92.77%, 41.27%, 92.76% and 92.75% of Intermediate A, Aggregator A(S), Intermediate B, Aggregator B(S) and SwapsCo, respectively. As of December 31, 2025, the Partnership owned 89.37% and 83.48% of Aggregator A and Aggregator B, respectively. The performance of the Partnership is directly affected by the performance of the Investee Funds. The combined financial statements of the Investee Funds include entities in which the Partnership did not invest during the fiscal periods presented.

The following is a summary of the Investee Funds condensed, combined and consolidated results of operations for the three and nine months ended September 30, 2026:

	For the three months ended September 30, 2026
	Intermediate A	Aggregator A(S)	Intermediate B	Aggregator B(S)	SwapsCo*	Total
Net Investment Income (Loss)	$8,979	$4,185	$10,084	$2,141	$32	$25,421
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(14,947)	500	(21,975)	1,331	(41,338)	(76,429)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	(5,968)	4,685	(11,891)	3,472	(41,306)	(51,008)

*For the period from July 1, 2026 (commencement of operations) to September 30, 2026.

The net investment income (loss), net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency and net increase (decrease) in partners' capital/members' equity resulting from operations attributable to the Partnership for the three months ended September 30, 2026 were $13,743, $(52,622) and $(38,879) respectively.

	For the nine months ended September 30, 2026
	Intermediate A	Aggregator A(S)*	Intermediate B	Aggregator B(S)*	SwapsCo**	Total
Net Investment Income (Loss)	$32,093	$4,664	$31,318	$2,138	$32	$70,245
Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency	(22,575)	375	(26,049)	1,330	(41,338)	(88,257)
Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations	9,518	5,039	5,269	3,468	(41,306)	(18,012)

*For the period from June 17, 2026 (commencement of operations) to September 30, 2026.

**For the period from July 1, 2026 (commencement of operations) to September 30, 2026.

The net investment income (loss), net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency and net increase (decrease) in partners' capital/members' equity resulting from operations attributable to the Partnership for the nine months ended September 30, 2026 were $55,457, $(63,526) and $(8,069), respectively.

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

A Limited Partner redeemed the entirety of its Interests, in connection with which the underlying assets related to these Interests were transferred on July 1, 2026 to a parallel fund with respect to the Partnership, in an in-kind exchange of $501,077.

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

In consideration for its management services, the Investment Manager is entitled to receive a management fee (the “Management Fee”) in accordance with the terms of the Partnership Agreement, to be paid in advance on a monthly basis at a monthly rate as set forth below. The Management Fee will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. The Management Fee is charged at the Investee Funds’ level and allocated to the Partnership as part of NAV. The Partners who are affiliated with the Investment Manager may not be allocated such fee. The Management Fee terms and rates are defined as follows:

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

Partnership Advance and Conditional Reimbursement of the Investment Manager

The Investment Manager may elect to pay certain of the Operating Expenses on the Partnership’s behalf (each, an “Expense Advance”). All Specified Expenses, Expense Advances, and Reimbursement Payments are incurred by the Investee Funds and allocated to the Partnership as part of NAV.

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

7. Notes Payable

The Partnership’s outstanding debt obligations as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107

	December 31, 2025
	Legal Maturity	Outstanding Principal	Fair Value (1)
Promissory Notes	10/1/2055	$110	$107
(1)
The carrying amount outstanding under these debt obligations approximate their fair value as of September 30, 2026 and December 31, 2025. These Promissory Notes are considered to be Level III liabilities. The valuation is based on yield analysis and discount rate commensurate with the market yields for similar types of debt.

The Promissory Notes are reflected within notes payable on the Partnership’s Consolidated Statements of Assets, Liabilities, and Partners' Capital. The Promissory Notes pay interest on the principal balances at a rate of 12.0% per annum, payable semi-annually in arrears.

8. Financial Highlights

The following represents the financial highlights for the nine months ended September 30, 2026:

Total Return	(0.98) %
Ratios to Average Limited Partners' Capital:
Net investment income (loss)	(0.08) %
Total operating expenses	0.08%

The ratios are computed based upon the simple average of Limited Partners’ capital at the end of each month. The operating expenses and net investment income (loss) ratios do not reflect the income and expense incurred by the Investee Funds.

Calculations of these ratios and total return on an individual Limited Partner basis may yield results that vary from those stated above based upon the timing of individual capital transactions, and differences in management fee charged.

9. Subsequent Events

Management has evaluated all subsequent events or transactions for potential recognition or disclosure through November 10, 2026, the date on which these consolidated financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the accompanying consolidated financial statements.

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

The investment activities of Apollo IG Core Replacement, L.P. (the “Partnership”) are carried out through Apollo IG Core Replacement Intermediate A, SPC, Apollo IG Core Replacement Aggregator A(S), L.P., Apollo IG Core Replacement Intermediate B, LLC, Apollo IG Core Replacement Aggregator B(S), L.P. and Apollo IG Core Replacement SwapsCo, LLC (the “Investee Funds”). Each of Apollo IG Core Replacement Aggregator A(S), L.P., Apollo IG Core Replacement Aggregator B(S), L.P. and Apollo IG Core Replacement SwapsCo, LLC were added to the fund structure during the reporting period to facilitate the Partnership’s investment activities. The Partnership has a 100% ownership interest, consolidates, and has control over significant operating, financial, and monetary decisions of Intermediate A(S) and Intermediate B(S). As such, in this discussion and analysis, we believe it is important to present information for both the Partnership and the Investee Funds.

The financial statements of the Partnership, which include a summary of the condensed, combined, and consolidated financial statements of the Investee Funds, are presented in “Item 1. Financial Statements” of this document.

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

The Partnership’s investment objective is to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation through a well-diversified portfolio of private credit investments, primarily in the United States and Western European markets. It invests across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Partnership seeks to achieve its investment objectives by investing in the Investee Funds.

Results of Operations

We are dependent upon the proceeds from our continuous Private Offering in order to conduct our business. We intend to continue to make investments with the capital received from our continuous Private Offering and any indebtedness that we may incur in connection with such activities.

A discussion of the results of operations for the three and nine months ended September 30, 2026 is as follows:

Revenues

We generate revenues primarily from our investments in the Investee Funds. These revenues may consist of interest income, net realized gains or losses and net change in unrealized gains or losses.

We recorded $(38.9) million of losses for the three months ended September 30, 2026 consisting of $(0.7) million of net investment loss and $(38.2) million of net change in unrealized losses. There were no net realized gains or losses from the investments in Investee Funds for the three months ended September 30, 2026.

We recorded $(9.1) million of losses for the nine months ended September 30, 2026 consisting of $(1.0) million of net investment loss and $(8.1) million of net change in unrealized losses. There were no net realized gains or losses from the investments in Investee Funds for the nine months ended September 30, 2026.

Investee Funds Net Increase (Decrease) in Partners' Capital/Members' Equity Resulting From Operations

The Partnership generates revenue primarily from its investments in the Investee Funds. The Partnership has an interest of 54.21% in the Investee Funds as of September 30, 2026. For the three months ended September 30, 2026, the Investee Funds generated a net decrease in partners' capital/members' equity resulting from operations of $(51.0) million. For the nine months ended September 30, 2026, the Investee Funds generated a net decrease in partners' capital/members' equity resulting from operations of $(18.0) million. Key drivers of the results of operations of the Investee Funds are discussed below.

Investee Funds Net Investment Income (Loss) and Net Realized and Net Change in Unrealized Gains (Losses) on Investments, Derivatives, and Foreign Currency

The Investee Funds generate investment income from investments made across four key pillars: (1) Investment Grade Asset-Backed Finance, (2) Investment Grade Warehouse, (3) Private Investment Grade Corporates, and (4) High Conviction Investment Grade Credit. The Investee Funds’ investments also generate net realized and unrealized gains and losses on investments, derivatives, and foreign currency.

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

For the three months ended September 30, 2026, the Investee Funds recorded $25.4 million of net investment income and $(76.4) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency. For the nine months ended September 30, 2026, the Investee Funds recorded $70.2 million of net investment income and $(88.2) million of net realized and net change in unrealized gains (losses) on investments, derivatives, and foreign currency.

Expenses

The potential fees and expenses that may affect distributions to holders of our Interests are described below.

Management Fee

The Management Fee is paid in advance on a monthly basis at a monthly rate based on the adjusted contributions of the holders of our Interests. The Management Fee will be paid based on the immediately preceding month-end valuations, after giving effect to withdrawals occurring as of such month-end and contributions occurring as of the first day of such month. The Management Fee ranges from 0.35% to 0.50% per annum for Annual Liquidity Interests and from 0.45% to 0.60% per annum for Monthly Liquidity Interests. The Partners who are affiliated with the Investment Manager may not be allocated such fee. The Management Fee is charged at the Investee Funds’ level and allocated to the Partnership as part of its net asset value. For a discussion of the compensation of the Investment Manager, see “Item 1. Business — Investment Management Agreement—Compensation of the Investment Manager” in our Annual Report.

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

We incurred Organizational Expenses of $0.6 million for the period from October 1, 2025 (commencement of operations) to September 30, 2026. We amortized $0.5 million of these expenses during the nine months ended September 30, 2026, and there were no accrued Organizational Expenses at period end.

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

For the three and nine months ended September 30, 2026, we did not incur placement fees and there was no reduction in Management Fees.

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

Distributions

For the three and nine months ended September 30, 2026, the Partnership had distributions of $11.3 million and $45.0 million, respectively.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the Partnership’s net proceeds of offering our Interests, which are then invested into the Investee Funds. The Investee Funds further generate cash from interest, fees, principal repayments and proceeds from sale of investments. The primary uses of our cash and cash equivalents include purchasing investments, funding the costs of our operations, and distributions to our partners.

As of September 30, 2026, the Partnership’s and the Investee Funds' cash and cash equivalents, taken together with the continuous offering of Interests is expected to be sufficient for investing activities and to conduct operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Interests.

Cash Flows

There was no increase or decrease in cash and cash equivalents for the nine months ended September 30, 2026.

Net Cash Used in Operating Activities

Our cash flow from operating activities was $(983.7) million for the nine months ended September 30, 2026, which primarily relates to the acquisition and disposition of investments.

Net Cash Provided by Financing Activities

Our cash flow from financing activities was $983.7 million for the nine months ended September 30, 2026 which reflects the proceeds from issuance of Interests and distributions paid to holders of Interests.

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

Fair Value Measurements

As investment companies under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services ‐ Investment Companies (“ASC 946”), the Partnership and the Investee Funds are required to report investments, including those for which current market values are not readily available, at fair value in accordance with ASC Topic 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Investee Funds’ investment activities expose it to various types of risk, both on- and off-balance sheet, which are associated with the financial instruments and markets in which it invests. These financial instruments expose the Investee Funds in varying degrees to elements of credit, market, interest rate, currency, and liquidity risk. With respect to business operations, general decreases in interest rates over time may cause the interest income associated with the Investee Funds’ floating rate assets to decrease. Conversely, general increases in interest rates over time may cause the interest income associated with the Investee Funds’ floating rate assets to increase. General increases or decreases in interest rates over time may have an impact on the value of the Investee Funds assets. An increase or decrease of 1% in market interest rates would result in an increase or decrease of annual interest income of approximately $6.9 million with respect to the floating rate investments at the Investee Funds.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business. We may also be subject to regulatory proceedings. As of September 30, 2026, we were not involved in any material legal proceedings.

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

APOLLO IG CORE REPLACEMENT, L.P.

Date: November 10, 2026	By:	Apollo IG Core Replacement Advisors, L.P., its general partner

	By:	Apollo IG Core Replacement Advisors GP, LLC, its general partner

	By:	/s/ Michael Martinez
Name: Michael Martinez
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)